Form 10QSB
period 2002-03-31
ONLINE HOLDINGS INC
filed 2002-06-26
CIK 1158694

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 333-75434

ONLINE HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1598154 (IRS Employer Identification No.)

5957 South Birch Way

Littleton, CO 80121

(Address of principal executive offices)

303-257-1619

(Issuer's telephone number)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 6,200,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

ONLINE HOLDINGS, INC.

(A Development Stage Company)

INDEX
PART I.	Financial Information	Page
	Item I. Financial Statements (unaudited)	3
	Unaudited Condensed Balance Sheet, March 31, 2002	4
	Unaudited Condensed Statements of Operations, for the three months ended March 31, 2002 and for the period from inception on January 26, 2000 through March 31, 2001	5
	Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2002 and for the period from inception on January 26, 2000 through March 31, 2001	6
	Item II. Management's Discussion and Analysis of Financial Condition or Plan of Operation	7
PART II.	Other Information
	Item 2. Changes in Securities and Use of Proceeds	9
	Item 6. Exhibits and Reports on Form 8-K	10
Signatures	10

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Balance Sheets
	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash	$ 5,981	$ 9,245

Deferred offering costs	10,388	10,388
	___________	___________
Total assets	$ 16,369	$ 19,633
	==========	==========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$ 523	$ 895
Accrued expenses	6,459	1,453
Deferred revenue	900	-
Notes payable	20,000	20,000
	___________	___________
Total current liabilities	27,882	22,348
Commitments

Stockholders' equity (deficit)
Preferred stock, authorized 5,000,000 shares, $.001 par value; none issued or outstanding	-	-

Common stock, authorized 100,000,000 shares, $.001 par value; 6,200,000 shares issued and outstanding	6,200	6,200

Additional paid-in capital	10,800	10,800
Deficit accumulated during the development stage	(28,513)	(19,715)
	___________	___________
Total stockholders' equity (deficit)	(11,513)	(2,715)
	___________	___________
Total liabilities and stockholders' equity (deficit)	$ 16,369	$ 19,633
	==========	==========

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Statements of Operations

(Unaudited)
	For the Three Months Ended March 31, 2002	From January 26, 2000 (inception) through March 31, 2001	Cumulative from January 26, 2000 (inception) through March 31, 2002
Revenues	$ 900	$ 7,500	$ 25,900

Cost of revenues	1,000	-	24,045
	___________	___________	___________
	(100)	-	1,855

Operating expenses	8,698	-	27,260
	___________	___________	___________
Net loss	$ (8,798)	$ 7,500	$ (25,405)
	==========	==========	==========
Earnings (loss) per share - basic and diluted	$ (0.001)	$ 0.75	$ (0.004)
	==========	==========	==========
Weighted average shares outstanding - basic and diluted	6,200,000	10,000	6,200,000
	==========	==========	==========

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)
	For the Three Months Ended March 31, 2002	From January 26, 2000 (inception) through March 31, 2001	Cumulative from January 26, 2000 (inception) through March 31, 2002
Cash flows from operating activities
Net (loss) income	$ (8,798)	$ 7,500	$ (25,405)
Changes in assets and liabilities
Accounts payable	(372)	-	415
Accrued expenses	5,006	-	6,459
Deferred revenue	900	-	900
	___________	___________	___________
	5,534	-	7,774
Net cash (used in) provided by operating activities	(3,264)	7,500	(17,631)
	___________	___________	___________
Cash flows from financing activities
Deferred offering costs	-	-	(10,388)
Proceeds from note payable	-	-	20,000
Proceeds from issuance of common stock	-	-	14,000
	___________	___________	___________
Net cash provided by financing activities	-	-	23,612
	___________	___________	___________
Net (decrease) increase in cash	(3,264)	7,500	5,981
Cash, beginning of period	9,245	-	-
	___________	___________	___________
Cash, end of period	$ 5,981	$ 7,500	$ 5,981
	==========	==========	==========

Note A - Summary of Accounting Policies

The summary of Issuer's significant accounting policies are incorporated by reference to the Company's SB-2/A, at December 31, 2001.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of the interim period are not necessarily indicative of the results for a full year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Our History and Business

We were formed as a Nevada corporation on July 27, 2001 as Online Holdings, Inc. We are in the business of developing and marketing easily maintained website systems. In addition we provide managed website hosting, search engine placement, email marketing and graphic design. We operate through our wholly owned subsidiary, E-Site Technologies, Inc., a Colorado corporation that was formed on January 26, 2000.

On August 2, 2001, as a part of its formation, Online Holdings, Inc. exchanged 4,000,000 shares of common stock for 10,000 shares of E-Site Technologies, Inc. which represented all of the issued and outstanding shares of E-Site, causing E-Site to become a wholly owned subsidiary of the Company.

Our business is the business originally developed by E-Site. Since January 26, 2000, E-Site has been developing website systems for corporate communications. Online Holdings, Inc. has no operations other than the business of E-Site.

Our principal service is to provide corporate communication website systems. In particular, we design and develop corporate websites that the end user can easily modify without the need of technical experience. Our website systems are designed to allow our clients to streamline and enhance corporate communications.

One target market we are focused on is publicly traded micro-cap companies and private companies preparing to go public. Our initial promotion will be aimed at companies known to management or referred to us by our professional contacts. We anticipate future revenues will be sufficient to enable us to broaden our marketing base and reach a larger percentage of our target market. Because of the special market characteristics, especially communication to the financial community, our sales strategy includes providing the features that investors, analysts, advisors and other members of the financial community like to see in a public company's Internet strategy. These features include:

* The ability to list historical press releases and quickly add new press releases to the press release list;

* the e-mail broadcaster allows press releases and other information to be e-mailed to shareholders, members of the financial community, and others who have requested to be informed on the company through e-mail;

* the ability to hyperlink to stock quotes, stock charts, and other financial information;

* the ability to have corporate profiles, business summaries, and other content focused on the financial community in the website and easily keep this information current; and

* the ability to have and easily update a calendar of financial events that a company will be attending.

Our strategy is based on the fact that we provide user friendly and powerful Internet solutions that pay for themselves through decreased ongoing maintenance costs and enhanced corporate image. Additionally, we intend to capitalize on our customer service and support.

We design and develop websites with a back end administration interface. This provides the capability to easily add, delete or edit main navigation, secondary navigation as well as virtually any page in the website.

We include a contact management database feature that allows for storing, editing, note taking and retrieval of important contact data. The data is entered into the database from forms that are included in the website and from the back end administration interface. The database can be accessed via a password protected login screen from anywhere there is Internet access. Different levels of security are controlled through specifying the level of access a user is granted when they are initially authorized to use the system through the issuance of a username and password. Clients have the ability to access the data in the database or add information to the database from remote locations.

The e-mail broadcaster allows information to be e-mailed to any or all of the contacts in the contact management database that have valid e-mail data. This feature is useful for keeping employees, customers, suppliers, shareholders, the investment community and other interested parties informed on the company via e-mail. Clients can reduce expense and increase communication speed by using e-mail versus traditional mail.

We also have the ability to add E-commerce functionality to our website systems. The E-commerce functionality has been built to easily integrate into the existing technology that we use to build websites. This functionality allows clients to sell products over the Internet through a simple and powerful Internet solution. Clients can easily add or change product images, pricing and descriptions without have technical expertise.

We believe that the E-commerce needs of clients vary substantially. Our E-commerce functionality has been structured so that changes can be easily made in order to accommodate the needs of our clients.

In addition to website development, we offer:

Search engine placement. We implement various strategies for getting websites listed in search engines and increasing search engine rankings.

E-mail marketing. We design e-mail marketing campaigns. We design the look and feel of the message that is then e-mailed through various bulk e-mail providers.

Graphic design. We provide graphic design for online and print media.

Managed website hosting. We host client websites using state-of-the-art, hosting infrastructure through an agreement with CyGen Technologies, Inc. Under the current agreement, CyGen is responsible for maintaining all hosting facilities and we pay $200 per month for each website system that CyGen hosts. This means that as new websites are hosted for us by CyGen, we will have to pay CyGen $200 per month for each additional website that it hosts.

We plan to continually develop new services and enhance our existing services based on client needs and demand.

Three Month periods Ended March 31, 2002 and 2001

The Company had $900 in revenue from continuing operations for the three month period ended March 31, 2002 and revenue of $7,500 from January 26, 2000 (inception) through March 31, 2001. Revenues were higher in the quarter ended March 31, 2001 due to the Company entering a contract for website development. There were no similar contracts for the period ended March 31, 2002. Revenues for the period ended March 31, 2002 were from ongoing hosting contracts. Cost of revenues was $1,000 for the period ended March 31, 2002 compared to $-0- from January 26, 2000 (inception) through March 31, 2001.

General and administrative expenses for the three month periods ended March 31, 2002 were $8,698 compared to $-0- from January 26, 2000 (inception) through March 31, 2001. Expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. Increased expenses for the period ended March 31, 2002 were due to costs and fees associated with the Company preparing and filing an SB-2 registration statement with the Securities and Exchange Commission.

As a result of the foregoing factors, the Company realized a net loss of $8,798 for the three months ended March 31, 2002 as compared to net income of $7,500 from January 26, 2000 (inception) through March 31, 2001.

Liquidity and Capital Resources

At March 31, 2002 the Company had assets consisting of $5,981 cash on hand and deferred offering costs of $10,388 for total assets of $16,369. Current liabilities consisted of accounts payable of $523, accrued expenses of $6,459, deferred revenue of $900 and a note payable of $20,000 for total current liabilities of $27,882.

The Company believes that its current cash needs can be met with the cash on hand and from the proceeds of its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On August 6, 2001, we issued 5,000,000 shares to our founder and president, Dennis Lairamore in exchange for $1,000 cash and for all of the issued and outstanding shares of E-Site Technologies, Inc. valued at $4,000. The securities were sold in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had access to all material information pertaining to the Company and its financial condition. The investor completed and signed a subscription agreement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid in the transactions.

On August 22, 2001, we issued 1,200,000 shares of common stock to three accredited investors for a total of $12,000. The securities were sold in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investors had access to all material information pertaining to the Company and its financial condition. Each investor completed and signed a subscription agreement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid in the transactions.

The Company filed an SB-2 Registration Statement on its common stock for a minimum of $60,000 and a maximum of $120,000 with the Securities and Exchange Commission that went effective on May 14, 2002. The Company is offering a minimum of 480,000 shares and a maximum of 960,000 shares at $0.125 per share. The Commission file number is 333-75434. The offering commenced on May 14, 2002, however the Company has not yet raised the minimum amount and has in place an escrow agreement whereby all funds are placed in escrow until the minimum amount is raised. Should the Company fail to raise the minimum, all proceeds will be refunded.

As of June 19, 2002, the Company has incurred expenses in the amount of approximately $17,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated expenses to be $20,000 and believes this is an accurate estimate.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE HOLDINGS, INC.

Date: June 25, 2002 By: /s/ Dennis Lairamore

Dennis Lairamore President and Chief Financial Officer