Form 10QSB
period 2002-06-30
ONLINE HOLDINGS INC
filed 2002-08-02
CIK 1158694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-75434
                              ONLINE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                              84-1598154
       (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation or organization)


                              5957 SOUTH BIRCH WAY
                              LITTLETON, CO  80121
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 6,200,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                              ONLINE HOLDINGS, INC.
                          (A Development Stage Company)
                                      INDEX

                                                                                 Page
PART I..  Financial Information
          Item I.  Financial Statements (unaudited)                                 3

          Consolidated Balance Sheets, June 30, 2002 (unaudited)
          and December 31, 2001                                                     4

          Unaudited Consolidated Statements of Operations for the three months
          Ended June 30, 2002 and 2001                                              5

          Unaudited Consolidated Statements of Operations, for the six months ended June 30, 2002 and 2001 and for the period
          from inception on January 26, 2000 through June 30, 2002                  6

          Unaudited Consolidated Statements of Cash Flows, for the six months ended June 30, 2002 and 2001 and for the period from inception on
          January 26, 2000 through June 30, 2002                                    7

          Item II.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                            8

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                       11

          Item 6.  Exhibits and Reports on Form 8-K                                12

          Signatures                                                               12

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


                                   ONLINE HOLDINGS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED BALANCE SHEETS

                                                            June 30,      December 31,
                                                              2002           2001
                                                            ---------  -------------------
                                                           (Unaudited)
                                     ASSETS
Current assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,425   $            9,245
  Accounts receivable. . . . . . . . . . . . . . . . . . .     1,600                    -
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .     1,200                    -
                                                            ---------  -------------------
        Total current assets . . . . . . . . . . . . . . .     5,225                9,245

Deferred offering costs. . . . . . . . . . . . . . . . . .    17,026               10,388
                                                            ---------  -------------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $ 22,251   $           19,633
                                                            =========  ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable . . . . . . . . . . . . . . . . . . . .  $  4,945   $              895
  Accrued expenses . . . . . . . . . . . . . . . . . . . .    20,571                1,453
  Deferred revenue . . . . . . . . . . . . . . . . . . . .     3,000                    -
  Notes payable. . . . . . . . . . . . . . . . . . . . . .    20,000               20,000
                                                            ---------  -------------------
        Total current liabilities. . . . . . . . . . . . .    48,516               22,348
                                                            ---------  -------------------

Commitments

Stockholders' equity (deficit)
  Preferred stock, authorized 5,000,000 shares, $.001 par
 value; none issued or outstanding . . . . . . . . . . . .         -                    -
  Common stock, authorized 100,000,000 shares, $.001 par
 value; 6,200,000 shares issued and outstanding. . . . . .     6,200                6,200
  Additional paid-in capital . . . . . . . . . . . . . . .    10,800               10,800
  Deficit accumulated during the development stage . . . .   (43,265)             (19,715)
                                                            ---------  -------------------
        Total stockholders' equity (deficit) . . . . . . .   (26,265)              (2,715)
                                                            ---------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) . . .  $ 22,251   $           19,633
                                                            =========  ===================


                              ONLINE HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the Three Months Ended
                                                                  June 30,
                                                         --------------------------
                                                            2002        2001
                                                         -----------  -------------

Revenues. . . . . . . . . . . . . . . . . . . . . . . .  $    2,900   $ 7,500

Cost of revenues. . . . . . . . . . . . . . . . . . . .       5,480    14,000
                                                         -----------  --------
                                                             (2,580)   (6,500)

Operating expenses. . . . . . . . . . . . . . . . . . .      12,172       638
                                                         -----------  --------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $  (14,752)  $(7,138)
                                                         ===========  ========

Earnings (loss) per share - basic and diluted . . . . .  $   (0.002)  $  0.71
                                                         ===========  ========

Weighted average shares outstanding - basic and diluted   6,200,000    10,000
                                                         ===========  ========


                                ONLINE HOLDINGS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                        Cumulative
                                                                           From
                                                                        January 26,
                                                    For the Six            2000
                                                   Months Ended         (inception)
                                                      June  30,           through
                                               --------------------
                                                  2002       2001     June 30, 2002
                                               -----------  -------  ---------------

Revenues. . . . . . . . . . . . . . . . . . .  $    3,800   $15,000  $       28,800

Cost of revenues. . . . . . . . . . . . . . .       6,480    14,000          29,525
                                               -----------  -------  ---------------
                                                   (2,680)    1,000            (725)

Operating expenses. . . . . . . . . . . . . .      20,870       638          39,432
                                               -----------  -------  ---------------

Net loss. . . . . . . . . . . . . . . . . . .  $  (23,550)  $   362  $      (40,157)
                                               ===========  =======  ===============

Earnings (loss) per share - basic and diluted  $   (0.004)  $ 0.036  $       (0.007)
                                               ===========  =======  ===============

Weighted average shares outstanding - basic
 and diluted. . . . . . . . . . . . . . . . .   6,200,000    10,000       6,200,000
                                               ===========  =======  ===============



                                ONLINE HOLDINGS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                        Cumulative
                                                                           From
                                                                        January 26,
                                                     For the Six          2000
                                                     Months Ended      (inception)
                                                       June  30,         through
                                                   ---------------
                                                     2002     2001    June 30, 2002
                                                   ---------  -----  ---------------
Cash flows from operating activities
  Net (loss) income . . . . . . . . . . . . . . .  $(23,550)  $ 362  $      (40,157)
                                                   ---------  -----  ---------------
Changes in assets and liabilities
  Accounts receivable . . . . . . . . . . . . . .    (1,600)      -          (1,600)
  Prepaid expenses. . . . . . . . . . . . . . . .    (1,200)      -          (1,200)
  Accounts payable. . . . . . . . . . . . . . . .     4,050       -           4,837
  Accrued expenses. . . . . . . . . . . . . . . .    19,118       -          20,571
  Deferred revenue. . . . . . . . . . . . . . . .     3,000       -           3,000
                                                   ---------  -----  ---------------
                                                     23,368       -          25,608
                                                   ---------  -----  ---------------
        Net cash (used in) provided by
 operating activities . . . . . . . . . . . . . .      (182)    362         (14,549)
                                                   ---------  -----  ---------------

Cash flows from financing activities
  Deferred offering costs . . . . . . . . . . . .    (6,638)      -         (17,026)
  Proceeds from note payable. . . . . . . . . . .         -       -          20,000
  Proceeds from issuance of common stock. . . . .         -       -          14,000
                                                   ---------  -----  ---------------
        Net cash provided by financing activities    (6,638)      -          16,974
                                                   ---------  -----  ---------------

Net (decrease) increase in cash . . . . . . . . .    (6,820)    362           2,425

Cash, beginning of period . . . . . . . . . . . .     9,245       -               -
                                                   ---------  -----  ---------------

Cash, end of period . . . . . . . . . . . . . . .  $  2,425   $ 362  $        2,425
                                                   =========  =====  ===============

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

THREE  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     The Company had $2,900 in revenue from continuing operations for the three month period ended June 30, 2002 and revenue of $7,500 for the same three month period in 2001. Revenues were lower in the quarter ended June 30, 2002 because the Company had no new website development contracts for the period. Revenues for the period ended June 30, 2002 were from ongoing hosting contracts. Cost of revenues was $5,480 for the period ended June 30, 2002 compared to $14,000 for the same period in 2001.

     General and administrative expenses for the three month periods ended June 30, 2002 were $12,172 compared to $638 for the same period in 2001. Expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. Increased expenses for the period ended June 30, 2002 were primarily due to increased payroll expenses.

     As a result of the foregoing factors, the Company realized a net loss of $14,752 for the three months ended June 30, 2002 as compared to net loss of $7,138 for the same period in 2001.

SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     The Company had $3,800 in revenue from continuing operations for the six month period ended June 30, 2002 and revenue of $15,000 for the same period in 2001. Revenues were higher in the six months ended June 30, 2001 due to the Company entering a contract for website development. There were no similar contracts for the period ended June 30, 2002. Revenues for the six month period ended June 30, 2002 were from ongoing hosting contracts and the completion of a separate contract. Cost of revenues was $6,480 for the six months ended June 30, 2002 compared to $14,000 for the same period in 2001.

     General and administrative expenses for the six month period ended June 30, 2002 were $20,870 compared to $638 for the same period in 2001. Expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. Increased expenses for the period ended June 30, 2002 were primarily due to increased payroll expenses.

     As a result of the foregoing factors, the Company realized a net loss of $23,550 for the six months ended June 30, 2002 as compared to net income of $362 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002 the Company had assets consisting of $2,425 cash on hand, accounts receivable of $1,600 and prepaid expenses of $1,200 for total current assets of $5,225. Current liabilities consisted of accounts payable of $4,945, accrued expenses of $20,571, deferred revenue of $3,000 and a note payable of $20,000 for total current liabilities of $48,516.

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

     The Company filed an SB-2 Registration Statement on its common stock for a minimum of $60,000 and a maximum of $120,000 with the Securities and Exchange Commission that went effective on May 14, 2002. The Company is offering a minimum of 480,000 shares and a maximum of 960,000 shares at $0.125 per share. The Commission file number is 333-75434. The offering commenced on May 14, 2002, however the Company as of June 30, 2002 has not yet raised the minimum amount and has in place an escrow agreement whereby all funds are placed in escrow until the minimum amount is raised. Should the Company fail to raise the minimum, all proceeds will be refunded.

     Subsequent to the date of this report, the Company raised $81,250 by selling 650,000 common shares at $0.125 per share in a public offering registered with the Securities and Exchange Commission on Form SB-2. The Company has now closed its public offering. The Company incurred expenses in the amount of approximately $22,500 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated expenses to be $20,000 and believes this is an accurate estimate.

     As of July 25, 2002, the company has expended the proceeds raised in the public offering as follows:

     $21,575.29     Debt  repayment
       9,210.00     Accrued  wages
       6,138.74     Legal  costs

       2,445.00     Payment  to  Cygen  for  Vibrant  Health  project
       2,000.00     Payment  to  Cygen  for  additional  software  programming
         500.00     Auditors  fees
         113.00     Office  expense
         235.00     State  of  Nevada  corporate  filing  fees

     $42,217.03     Total  proceeds  expended  as  of  July  25,  2002

     $39,032.97     Balance  of  proceeds  raised  in  public  offering


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ONLINE  HOLDINGS,  INC.





Date:  August 1, 2002,  2002             By: /s/ Dennis Lairamore
                                         -------------------------------------
                                         Dennis  Lairamore
                                         President and Chief Financial Officer