Form 10QSB
period 2002-09-30
ONLINE HOLDINGS INC
filed 2002-11-14
CIK 1158694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 6,850,000 shares of common stock, par value $.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                    FORM 10-QSB
                                ONLINE HOLDINGS, INC.
                            (A Development Stage Company)
                                       INDEX

                                                                                 Page
PART I.                           Financial Information

          Item 1.  Financial Statements (unaudited)                                 3

          Unaudited Consolidated Balance Sheets, September 30, 2002 and
          December 31, 2001                                                         4

          Unaudited Consolidated Statements of Operations, for the three
          months ended September 30, 2002 and 2001                                  5

          Unaudited Consolidated Statements of Operations, for the nine months ended September 30, 2002 and 2001 and cumulative from inception on
          January 26, 2000 through September 30, 2002                               6

          Unaudited Consolidated Statements of Cash Flows, for the nine months ended September 30, 2002 and 2001 and cumulative from inception on
          January 26, 2000 through September 30, 2002.                              7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                            8

          Item 3.     Controls and Procedures                                      11

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                       11

          Item 6.  Exhibits and Reports on Form 8-K                                12

          Signatures                                                               12

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


                          ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)


                                CONSOLIDATED BALANCE SHEETS


                                                            September 30,    December 31,
                                                                2002             2001
                                                           ---------------
                                                           (Unaudited)
                                     ASSETS
Current assets
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $       30,131   $       9,245
 Accounts receivable. . . . . . . . . . . . . . . . . . .           1,600               -
 Prepaid expenses . . . . . . . . . . . . . . . . . . . .             600               -
                                                           ---------------  --------------
       Total current assets . . . . . . . . . . . . . . .          32,331           9,245

Deferred offering costs . . . . . . . . . . . . . . . . .               -          10,388
                                                           ---------------  --------------

Total assets. . . . . . . . . . . . . . . . . . . . . . .  $       32,331   $      19,633
                                                           ===============  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable . . . . . . . . . . . . . . . . . . . .  $            -   $         895
 Accrued expenses . . . . . . . . . . . . . . . . . . . .             467           1,453
 Deferred revenue . . . . . . . . . . . . . . . . . . . .           1,500               -
 Notes payable. . . . . . . . . . . . . . . . . . . . . .               -          20,000
                                                           ---------------  --------------
       Total current liabilities. . . . . . . . . . . . .           1,967          22,348
                                                           ---------------  --------------

Commitments

Stockholders' equity (deficit)
 Preferred stock, authorized 5,000,000 shares, $.001 par.               -               -
value; none issued or outstanding
 Common stock, authorized 100,000,000 shares, $.001 . . .           6,850           6,200
par value; 6,850,000 shares issued and outstanding
 Additional paid-in capital . . . . . . . . . . . . . . .          74,374          10,800
 Deficit accumulated during the development stage . . . .         (50,860)        (19,715)
                                                           ---------------  --------------
       Total stockholders' equity (deficit) . . . . . . .          30,364          (2,715)
                                                           ---------------  --------------

Total liabilities and stockholders' equity (deficit). . .  $       32,331   $      19,633
                                                           ===============  ==============


                      ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For the Three Months Ended
                                                              September 30,
                                                         --------------------------
                                                            2002         2001
                                                         -----------  -----------
Revenues. . . . . . . . . . . . . . . . . . . . . . . .  $    1,500   $    1,000

Cost of revenues. . . . . . . . . . . . . . . . . . . .       1,200            -
                                                         -----------  -----------
                                                                300        1,000

Operating expenses. . . . . . . . . . . . . . . . . . .       7,895       13,692
                                                         -----------  -----------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $   (7,595)  $  (12,692)
                                                         ===========  ===========

Earnings (loss) per share - basic and diluted . . . . .  $   (0.001)  $    (0.02)
                                                         ===========  ===========

Weighted average shares outstanding - basic and diluted   6,834,652    6,200,000
                                                         ===========  ===========


                                   ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)


                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                                                Cumulative from
                                                                                                January 26, 2000
                                                                                                  (inception)
                                                          For the Nine Months Ended                through
                                                                 September 30,                  September 30,
                                               -----------------------------------------------
                                                          2002                     2001             2002
                                               ---------------------------  ------------------  -----------

Revenues. . . . . . . . . . . . . . . . . . .  $                    5,300   $          16,000   $   30,300

Cost of revenues. . . . . . . . . . . . . . .                       7,680              14,000       30,725
                                               ---------------------------  ------------------  -----------
                                                                   (2,380)              2,000         (425)

Operating expenses. . . . . . . . . . . . . .                      28,765              14,330       47,327
                                               ---------------------------  ------------------  -----------

Net loss. . . . . . . . . . . . . . . . . . .  $                  (31,145)  $         (12,330)  $  (47,752)
                                               ===========================  ==================  ===========

Earnings (loss) per share - basic and diluted  $                   (0.005)  $          (0.002)  $   (0.008)
                                               ===========================  ==================  ===========

Weighted average shares outstanding - . . . .                   6,434,271           6,200,000    6,348,390
                                               ===========================  ==================  ===========
basic and diluted


                      ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Cumulative from
                                                                        January 26, 2000
                                                       For the Nine       (inception)
                                                       Months Ended        through
                                                       September 30,    September 30,
                                                  --------------------  -------------
                                                    2002       2001         2002
                                                  ---------  ---------  ---------
Cash flows from operating activities
 Net (loss) income . . . . . . . . . . . . . . .  $(31,145)  $(12,330)  $(47,752)
                                                  ---------  ---------  ---------
Changes in assets and liabilities
 Accounts receivable . . . . . . . . . . . . . .    (1,600)         -     (1,600)
 Prepaid expenses. . . . . . . . . . . . . . . .      (600)         -       (600)
 Accounts payable. . . . . . . . . . . . . . . .      (895)         -       (108)
 Accrued expenses. . . . . . . . . . . . . . . .      (986)     4,000        467
 Deferred revenue. . . . . . . . . . . . . . . .     1,500          -      1,500
                                                  ---------  ---------  ---------
                                                    (2,581)     4,000       (341)
                                                  ---------  ---------  ---------
       Net cash (used in) provided by. . . . . .   (33,726)    (8,330)   (48,093)
                                                  ---------  ---------  ---------
operating activities

Cash flows from financing activities
 Deferred offering costs . . . . . . . . . . . .    10,388          -          -
 Proceeds from note payable. . . . . . . . . . .         -     10,000     20,000
 Payments on notes payable . . . . . . . . . . .   (20,000)         -    (20,000)
 Proceeds from issuance of common. . . . . . . .    64,224     13,000     78,224
                                                  ---------  ---------  ---------
stock, net of offering costs
       Net cash provided by financing activities    54,612     23,000     78,224
                                                  ---------  ---------  ---------

Net (decrease) increase in cash. . . . . . . . .    20,886     14,670     30,131

Cash, beginning of period. . . . . . . . . . . .     9,245          -          -
                                                  ---------  ---------  ---------

Cash, end of period. . . . . . . . . . . . . . .  $ 30,131   $ 14,670   $ 30,131
                                                  =========  =========  =========

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

     We also have the ability to add E-commerce functionality to our website systems. The E-commerce functionality has been built to easily integrate into the existing technology that we use to build websites. This functionality allows clients to sell products over the Internet through a simple and powerful Internet solution. Clients can easily add or change product images, pricing and descriptions without having technical expertise.

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

     The Company generated $1,500 in revenue from continuing operations during the three months ended September 30, 2002, however, cost of revenue during this period was $1,200 and operating expenses were $7,895. As a result of these factors, the Company realized a net loss of $7,595 during the three months ended September 30, 2002. For the three months ended September 30, 2001, revenues were $1,000 and operating expenses were $13,692, resulting in a net loss of $12,692.

     For the nine months ended September 30, 2002, the Company had revenue of $5,300 from website development contracts and from ongoing hosting contracts with cost of revenue of $7,680 resulting in a net loss of $2,380. Operating expenses during this period were $28,765, resulting in a cumulative net loss of $31,145. Expenses for the nine months ended September 30, 2002 were due to costs and fees associated with the Company preparing and filing an SB-2 registration statement with the Securities and Exchange Commission. For the nine months ended September 30, 2001, the Company generated $16,000 in revenues from website development contracts and ongoing website hosting accounts. Cost of revenue was $14,000 and operating expenses were $14,330 resulting in a net loss of $12,330. Expenses during the nine months ended September 30, 2001 were attributable to legal and professional costs associated with commencing operations as a public company and acquiring a subsidiary in August of 2001.

     As a result of the foregoing factors, the Company has realized a net loss of $31,145 for the nine months ended September 30, 2002 and cumulative net loss of $47,752 from January 26, 2000 (inception) through September 30, 2002. The Company believes that legal fees and professional expenses will stabilize in the coming months with the closing of its public offering.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002 the Company had total assets $32,331 consisting of $30,131 cash on hand, $1,600 in accounts receivable and $600 in prepaid expenses. Current liabilities consisted of accrued expenses totaling $467 and deferred revenue of $1,500. As a result of the foregoing, stockholders' equity totaled $30,364 for the nine months ended September 30, 2002 compared to total stockholders' deficit of $2,715 at December 31, 2001.

     The Company believes that its current cash needs can be met with revenues from ongoing operations, cash on hand and from the proceeds generated by its recent public offering. Online Holdings intends to continue improving its website systems to retain existing clients and to attract new accounts. The Company also intends to broaden its client base by targeting micro-cap public companies and incipient public companies in marketing its services. If these efforts do not generate sufficient revenue, the Company may find it necessary to raise additional capital by selling common stock of the Company or entering into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

     The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission offering a minimum of 480,000 shares and a maximum of 960,000 shares at $0.125 per share. The offering went effective on May 14, 2002 and closed on July 19, 2002. During the offering, the Company sold 650,000 shares of common stock at $0.125 per share generating $81,250. The Commission file number is 333-75434. As of September 30, 2002, the Company has incurred expenses in the amount of approximately $17,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. The Company originally estimated expenses to be $20,000. There are no underwriters discounts, commissions or finders fees. A table detailing the use of proceeds through November 7, 2002 is provided below.


USE OF PROCEEDS                                         AMOUNT

Debt Repayment . . . . . . . . . . . . . . . . . . .  $21,575.00
Accrued Wages. . . . . . . . . . . . . . . . . . . .  $12,917.00
Legal Costs. . . . . . . . . . . . . . . . . . . . .  $12,346.24
Payment to Cygen for Vibrant Health project. . . . .  $ 2,445.00
Payment to Cygen for additional software programming  $ 2,500.00
Auditors Fees. . . . . . . . . . . . . . . . . . . .  $ 1,000.00
Tranfer Agent Expenses . . . . . . . . . . . . . . .  $   725.00
State of Nevada Corporate Filing Fees. . . . . . . .  $   235.00
Unemployment Insurance . . . . . . . . . . . . . . .  $   158.00
Office Expenses. . . . . . . . . . . . . . . . . . .  $   113.00
Bookkeeping. . . . . . . . . . . . . . . . . . . . .  $    65.00
Postage. . . . . . . . . . . . . . . . . . . . . . .  $    31.54

TOTAL PROCEEDS EXPENDED. . . . . . . . . . . . . . .  $54,110.78

BALANCE OF PROCEEDS REMAINING. . . . . . . . . . . .  $27,139.22

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.


Exhibits:

EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer Pursuant to  Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Financial Officer Pursuant to  Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.3  Certification of Chief Executive Officer Pursuant to  Attached
                Rule 13a-14 of the Securities Exchange Act of 1934

          99.4  Certification of Chief Executive Officer Pursuant to  Attached
                Rule 13a-14 of the Securities Exchange Act of 1934


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ONLINE  HOLDINGS,  INC.




Date:  November  13,  2002         /s/Dennis  Lairamore
                                   ----------------------------
                                   Dennis  Lairamore
                                   President  and  Chief  Financial  Officer