Form 10KSB
period 2002-12-31
ONLINE HOLDINGS INC
filed 2003-03-31
CIK 1158694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[  X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
OF  1934

For  the  Fiscal  Year  ended  December  31,  2002

[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
ACT  OF  1934  For  the  transition  period  from  _____  to  _____

                             Commission File Number:
                                    333-75434

                              ONLINE HOLDINGS, INC.
           (Name of small business issuer as specified in its charter)

                 NEVADA                                84-1598154
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

                    5957 SOUTH BIRCH WAY LITTLETON, CO  80121
                    (Address of principal executive offices)

                                  303-257-1619
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $0.01 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $6,800.

On December 31, 2002 the aggregate market value of the voting stock of Online Holdings, Inc. held by non-affiliates was $-0-. There is currently no public market for the registrant's common stock. Therefore, the aggregate market value of the stock is deemed to be $-0-. At December 31, 2002 there were 6,850,000 shares of common stock of the registrant outstanding, par value $.001.

Documents  Incorporated  by  Reference:  None.

Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]


                                             FORM  10-KSB
                                       ONLINE  HOLDINGS,  INC.
                                                INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                7

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              8

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                            9

          Item 14.  Controls and Procedures                                                     9

          Signatures                                                                           10

          Certification                                                                        11


(Inapplicable  items  have  been  omitted)

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

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

OUR  HISTORY

Online Holdings formed as a Nevada corporation on July 27, 2001. We are in the business of developing and marketing easily maintained website systems. In addition we provide managed website hosting, search engine placement, email marketing and graphic design.

We  operate  through  E-Site  Technologies,  Inc.,  our wholly owned subsidiary.
E-Site was founded in Colorado on January 26, 2000. On August 2, 2001, we exchanged 4,000,000 shares of Online common stock for 10,000 shares of E-Site Technologies. This represented all of the issued and outstanding shares of E-Site. As a result, E-Site became a wholly owned subsidiary of Online Holdings.

In April of 2002, we submitted a registration statement on Form SB-2 to the Securities and Exchange Commission for the sale of a minimum of 480,000 shares of Common Stock and a maximum of 960,000 shares of Common Stock at a price of $0.125 per share. The registration became effective on May 14, 2002 and closed on July 13, 2002. As a result of the offering 650,000 shares were sold generating $81,250.

OUR  BUSINESS

Our principal service is providing corporate communication website systems. In particular, we design and develop corporate websites that the end user can easily modify without needing technical experience. Our website systems are designed to allow our clients to streamline and enhance corporate communications.

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

EMPLOYEES

Our sole officer and director, Mr. Dennis Lairamore is our only employee. He currently devotes approximately 10 hours per week to conducting our business. We do not anticipate hiring additional employees until our operations expand to a degree that necessitates hiring auxiliary staff. From August 2001 through June 2002 we paid Mr. Lairamore a salary of $2,000 per month. Mr. Lairamore has not received any salary or other remuneration since June of 2002.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our president provides office space at no charge. Our current operations require minimal facilities and we believe our use of the office is of negligible value. We anticipate that this arrangement will continue until our operations demand additional space.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any other current or pending legal proceedings involving Online Holdings or our officers and directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There  is  currently  no  public  market  for  our  common  stock.

As of December 31, 2002, there were approximately 48 shareholders of record holding 6,850,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since its inception and do not intend to declare any dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS  FOR  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

Online Holdings generated $6,800 in revenue from continuing website hosting accounts during the year ended December 31, 2002. However, cost of revenue during this period was $10,380 and operating expenses were $32,122. Operating expenses in 2002 consisted largely of legal and accounting fees associated with our public offering and ongoing reporting costs. Other expenses in 2002 included executive compensation of $12,000.

For the year ended December 31, 2001, revenues were $25,000. All revenues resulted from website development contracts and ongoing website hosting accounts. Cost of revenues during 2001 was $23,045 and operating expenses were $17,562. Expenses during 2001 were largely attributable to legal and professional costs associated with commencing operations as a public company and acquiring a subsidiary in August of 2001. We also paid $10,000 in salary to our sole officer and director in 2001.

As a result of these factors, we realized a net loss of $35,702 during the year ended December 31, 2002 compared to a net loss of $15,607 for the year ended December 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, total assets consisted of $25,807 in cash remaining from our public offering. We had no liabilities at December 31, 2002.
Stockholders' deficit totaled $25,807 for the year ended December 31, 2002 compared to $2,715 at December 31, 2001. Cumulative stockholders' deficit from inception on January 26, 2000 through December 31, 2002 is $55,417.

In April of 2002, we submitted a registration statement on Form SB-2 to the Securities and Exchange Commission for the sale of a minimum of 480,000 shares of Common Stock and a maximum of 960,000 shares of Common Stock at a price of $0.125 per share. The registration became effective on May 14, 2002 and the closed on July 13, 2002. As a result of the offering 650,000 shares were sold generating $81,250. As of December 31, 2002, the Company has incurred expenses in the amount of approximately $17,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. The Company originally estimated expenses to be $20,000. There were no underwriters discounts, commissions or finders fees. A table detailing the use of proceeds through December 31, 2002 is provided below.


USE OF PROCEEDS                                         AMOUNT

Debt Repayment . . . . . . . . . . . . . . . . . . .  $21,575.00
Accrued Wages. . . . . . . . . . . . . . . . . . . .  $13,543.00
Legal Costs. . . . . . . . . . . . . . . . . . . . .  $14,436.24
Payment to Cygen for Vibrant Health project. . . . .  $ 2,445.00
Payment to Cygen for additional software programming  $ 2,500.00
Auditors Fees. . . . . . . . . . . . . . . . . . . .  $ 1,500.00
Tranfer Agent Expenses . . . . . . . . . . . . . . .  $   725.00
State of Nevada Corporate Filing Fees. . . . . . . .  $   235.00
Unemployment Insurance . . . . . . . . . . . . . . .  $   192.51
Office Expenses. . . . . . . . . . . . . . . . . . .  $   290.49
Bookkeeping. . . . . . . . . . . . . . . . . . . . .  $   130.00
Postage. . . . . . . . . . . . . . . . . . . . . . .  $    31.54
Desktop Software . . . . . . . . . . . . . . . . . .  $   304.75

TOTAL PROCEEDS EXPENDED. . . . . . . . . . . . . . .  $57,908.53

BALANCE OF PROCEEDS REMAINING. . . . . . . . . . . .  $23,341.47

We believe that our current cash needs can be met with cash on hand and revenues from ongoing operations. If we do not generate sufficient revenue to continue operations, we may raise additional capital by selling common stock of the Company or entering into debt financing agreements.

PLAN  OF  OPERATION

We intend to continue improving our website systems to retain existing clients and to attract new accounts. We also hope to broaden our client base by targeting micro-cap public companies and incipient public companies in marketing our services. We are also exploring the possibility of becoming listed on a public exchange which we believe would benefit our company and shareholders. We intend to continue complying with our disclosure and reporting requirements as a public company. To demonstrate our commitment to operating in a fair and ethical manner, we have recently adopted a Code of Ethics and Corporate Conduct that is attached as an exhibit to this report.

ITEM  7.  FINANCIAL  STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME              AGE                       POSITIONS                       SINCE

Dennis Lairamore   34  Chief Executive Officer and Chief Financial Officer   2001

The  following  is  a brief summary of the business experience of Mr. Lairamore:

DENNIS LAIRAMORE, PRESIDENT AND DIRECTOR. Mr. Lairamore holds a Bachelor of Science degree in Accounting from the University of Northern Colorado. Since January 1999 he has been president of D.L. International, LLC where he is involved in investor relations, capital formation and strategic positioning for companies. Mr. Lairamore is also the President and CEO of E-Site Technologies, Inc., a subsidiary of Online Holdings, Inc. He has held that position since January 2000. In October 2000, Mr. Lairamore became General Partner of 1st Accredited Venture Capital, LLLP. Previously, Mr. Lairamore was Assistant Vice

President of Investments for Kirkpatrick Pettis from July 1996 to January 1999. From November 1992 to July 1996 he worked for Dean Witter as an Account Executive.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

ITEM  10.  EXECUTIVE  COMPENSATION

From August 2001 through June 2002 we paid our sole officer and director, Dennis Lairamore a salary of $2,000 per month. We are not currently providing any compensation to Mr. Lairamore. A summary compensation table for the previous three years is provided below.


                           SUMMARY COMPENSATION TABLE

                                                          OTHER ANNUAL
NAME AND PRINCIPAL POSITION  YEAR  SALARY ($)  BONUS ($)  COMPENSATION

Dennis Lairamore. . . . . .  2002      12,000        -0-           -0-
  Chief Executive Officer .  2001      10,000        -0-           -0-
  Chief Financial Officer .  2000         -0-        -0-           -0-

In July of 2001 we adopted a long-term stock incentive plan. At the date of this report, we have not issued any options under the plan. We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2002, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 6,850,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS                              NUMBER OF SHARES    % OF SHARES
                                              BENEFICIALLY OWNED

Dennis Lairamore (1) . . . . . . . . . . . .           5,000,000       72.99 %
5957 South Birch Way
Littleton, CO 80121

Libco Equities, Inc. . . . . . . . . . . . .             416,000        6.07 %
William R. Davidson, Pres.
RR# 1 Carvel
Alberta, Canada

Fortune Seekers, Inc.. . . . . . . . . . . .             404,000         5.89%
Gary J. McAdam, Pres.
14 Red Tail Drive
Highlands Ranch, CO 80126

Officers and Directors as a Group: 1 person
                                                       5,000,000       72.99 %

(1)  Officer and Director

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

We have entered into a sublicense agreement with 1st Accredited Venture Capital LLLP allowing us to use their technology in our website systems. Under the agreement, 1st Accredited receives either co-ownership of the client's account or a website development fee. During the year ended December 31, 2001 we paid $14,000 to 1st Accredited to develop and host a website for one of our customers. Dennis Lairamore, our president and primary shareholder, is the general partner of 1st Accredited.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                                LOCATION

          99.1  Certification of Chief Executive Officer and Chief.  Attached
                 Financial Officer Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

          99.2  Online Holdings Code of Ethics and Business Conduct  Attached

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Online Holdings during the last quarter of the period covered by this report.

ITEM  14.  CONTROLS  AND  PROCEDURES

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

                                   ONLINE  HOLDINGS,  INC.


Date:  March  31,  2003            By:/s/ Dennis  Lairamore
                                   ----------------------------------
                                   Dennis  Lairamore
                                   CEO  and  Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March  31,  2003             By:/s/ Dennis  Lairamore
                                    -----------------------
                                    Dennis  Lairamore
                                    Director

                                  CERTIFICATION

I, Dennis Lairamore, the Chief Executive Officer and Chief Financial Officer of Online Holdings, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March  31,  2003                   By:/s/ Dennis  Lairamore
                                   -----------------------------
                                   Dennis  Lairamore
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer


         INDEX  TO  FINANCIAL  STATEMENTS
         --------------------------------

                                                   Page
                                                   ----
Independent Auditors' Report. . . . . . . . . . .    13

Consolidated Financial Statements

  Consolidated Balance Sheets . . . . . . . . . .    14

  Consolidated Statements of Operations . . . . .    15

  Consolidated Statement of Stockholders' Deficit    16

  Consolidated Statements of Cash Flows . . . . .    17

Notes to Consolidated Financial Statements. . . .    18

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders
Online  Holdings,  Inc.  and  Subsidiaries
Littleton,  Colorado

We have audited the accompanying consolidated balance sheet of Online Holdings, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001 and cumulative from January 26, 2000 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Holdings, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and cumulative from inception to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company is in the development stage. The planned principal operations have commenced, but there has been no significant revenue therefrom. This condition raises substantial doubt about the Company's ability as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



/s/Ehrhardt  Keefe  Steiner  &  Hottman  PC
--------------------------------------------
February  3,  2003
Denver,  Colorado



                     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2002


                                     ASSETS
Current assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 25,807

Deferred offering costs. . . . . . . . . . . . . . . . .         -
                                                          ---------

Total assets . . . . . . . . . . . . . . . . . . . . . .  $ 25,807
                                                          =========

                              STOCKHOLDERS' DEFICIT

Stockholders' deficit
 Preferred stock, authorized 5,000,000 shares, $.001 par  $      -
 value; none issued or outstanding
 Common stock, authorized 100,000,000 shares, $.001 par.     6,850
value; 6,850,000 and 6,200,000 shares issued and
outstanding at December 31, 2002 and 2001, respectively
 Additional paid-in capital. . . . . . . . . . . . . . .    74,374
 Deficit accumulated during the development stage. . . .   (55,417)
                                                          ---------
       Total stockholders' deficit . . . . . . . . . . .    25,807
                                                          ---------

Total stockholders' deficit. . . . . . . . . . . . . . .  $ 25,807
                                                          =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Cumulative
                                                                            from
                                                                         January 26,2000
                                                                         (inception)
                                                 For the Years Ended      through
                                                     December 31,        December 31,
                                               ------------------------
                                                  2002         2001         2002
                                               -----------  -----------  ---------------
Revenues. . . . . . . . . . . . . . . . . . .  $    6,800   $   25,000   $   31,800

Cost of revenues. . . . . . . . . . . . . . .      10,380       23,045       33,425
                                               -----------  -----------  ---------------
                                                   (3,580)       1,955       (1,625)

Operating expenses. . . . . . . . . . . . . .      32,122       17,562       50,684
                                               -----------  -----------  ---------------

Net loss. . . . . . . . . . . . . . . . . . .  $  (35,702)  $  (15,607)  $  (52,309)
                                               ===========  ===========  ===============

Earnings (loss) per share - basic and diluted  $   (0.006)  $   (0.003)  $   (0.008)
                                               ===========  ===========  ===============

Weighted average shares outstanding - . . . .   6,539,058    6,062,162    6,539,058
                                               ===========  ===========  ===============
 basic and diluted

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                           Deficit
                                                                         Accumulated
                                                           Additional    During the       Total
                                   Common Stock             Paid-In      Development   Stockholders'
                                Shares        Amount        Capital         Stage        Deficit
                             ------------  ------------  --------------  -----------  --------------
                                        -  $          -  $            -  $      -      $      -
Balance, January 26, 2000
 (inception)

Issuance of common stock. .        10,000         1,000               -         -         1,000
for cash

Net loss. . . . . . . . . .             -             -               -    (1,000)       (1,000)
                             ------------  ------------  --------------  -----------  --------------

Balance, December 31, 2000.        10,000         1,000               -    (1,000)            -

Issuance of common stock. .     3,990,000         3,000               -    (3,108)         (108)
in connection with reverse
acquisition

Issuance of common stock. .     2,200,000         2,200          10,800         -        13,000
for cash

Net loss. . . . . . . . . .             -             -               -   (15,607)      (15,607)
                             ------------  ------------  --------------  -----------  --------------

Balance, December 31, 2001.     6,200,000         6,200          10,800   (19,715)       (2,715)

Issuance of common stock. .       650,000           650          63,574         -        64,224
for cash

Net loss. . . . . . . . . .             -             -               -   (35,702)      (35,702)
                             ------------  ------------  --------------  -----------  --------------

Balance, December 31, 2002.     6,850,000  $      6,850  $       74,374  $(55,417)     $ 25,807
                             ============  ============  ==============  ===========  ==============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Cumulative
                                                                           from
                                                                        January 26,
                                                                           2000
                                                                        (inception)
                                                  For the Years Ended     through
                                                      December 31,       December 31,
                                                    2002       2001        2002
                                                  ---------  ---------  -------------
Cash flows from operating activities
 Net loss. . . . . . . . . . . . . . . . . . . .  $(35,702)  $(15,607)  $(52,309)
                                                  ---------  ---------  -------------
Changes in assets and liabilities
 Accounts payable. . . . . . . . . . . . . . . .      (895)       895          -
 Accrued expenses. . . . . . . . . . . . . . . .    (1,453)     1,453          -
                                                  ---------  ---------  -------------
                                                    (2,348)     2,348          -
                                                  ---------  ---------  -------------
       Net cash used by operating activities . .   (38,050)   (13,259)   (52,309)
                                                  ---------  ---------  -------------

Cash flows from investing activities
 Liability assumed in acquisition. . . . . . . .         -       (108)      (108)
                                                  ---------  ---------  -------------
       Net cash used in investing activities . .         -       (108)      (108)
                                                  ---------  ---------  -------------

Cash flows from financing activities
 Deferred offering costs . . . . . . . . . . . .    (6,638)   (10,388)   (17,026)
 Proceeds from note payable. . . . . . . . . . .         -     20,000     20,000
 Principal payments on notes payable . . . . . .   (20,000)         -    (20,000)
 Proceeds from issuance of common stock. . . . .    81,250     13,000     95,250
                                                  ---------  ---------  -------------
       Net cash provided by financing activities    54,612     22,612     78,224
                                                  ---------  ---------  -------------

Net increase in cash . . . . . . . . . . . . . .    16,562      9,245     25,807

Cash, beginning of period. . . . . . . . . . . .     9,245          -          -
                                                  ---------  ---------  -------------

Cash, end of period. . . . . . . . . . . . . . .  $ 25,807   $  9,245   $ 25,807
                                                  =========  =========  =============

     Supplemental  disclosure  of  non-cash  investing  activities:

          During the year ended December 31, 2001, the Company entered into a merger agreement, which has been accounted for as a reverse acquisition.

          During the year ended December 31, 2002, deferred offering costs of $17,026 were netted against proceeds from the issuance of common stock.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Online Holdings, Inc. and Subsidiaries (the "Company"), was incorporated July 27, 2001 in the state of Nevada. The Company is organized for the purpose of developing and marketing easily maintained website systems. The Company operates through its wholly owned subsidiary, E-Site Technologies, Inc., a Colorado corporation that was incorporated January 26, 2000.

The Company is a development stage company that has had only a small amount of revenue from operations since inception, which raises substantial doubt about the entity's ability to continue as a going concern. There is no assurance that the Company will generate revenue or earn profit in the future.

Reorganization
--------------

In August 2001, Online Holdings, Inc. (Online) acquired all of the issued and outstanding common shares of E-Site Technologies, Inc. (E-Site) in exchange for 4,000,000 shares of common stock of Online. For financial reporting purposes, the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with E-Site as the acquirer). E-Site is considered the surviving entity. The historical financial statements prior to the merger are those of E-Site. At the time of the merger, Online had no assets and a net book value of $(108) and after the transaction, E-Site shareholders held 81% of the common stock of the Company.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of Online Holdings, Inc. and its wholly owned subsidiary, collectively referred to as the Company. All significant intercompany transactions and balances have been eliminated.

Concentrations  of  Credit  Risk
--------------------------------

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Revenue  Recognition
---------------------

Website design revenue is recognized when all material services and conditions related to the design and performance of the website have been performed by the Company and accepted by the customer. Retainers received up front by the Company, if any, are recorded as customer deposits and recognized as revenue as described above.

Website  hosting  fees  are  recognized  when  earned  on  a  monthly  basis.

                     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Income  Taxes
--------------

Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic  Earnings  Per  Share
---------------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earning Per Share (SFAS 128). SFAS 128 established new definitions for calculating and disclosing basic and diluted earning per share. Basic earnings per share are based upon the weighted average number of shares outstanding as defined in SFAS 128. No diluted earnings per share are presented, as there are no potential dilutive common shares.

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Comprehensive Income. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amount of cash approximates fair value due to the short-term maturity of these instruments.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

                     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Recently  Issued  Accounting  Pronouncements  (continued)
---------------------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have on the Company's financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

                     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Recently  Issued  Accounting  Pronouncements  (continued)
---------------------------------------------------------

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.


Note  2  -  Related  Party  Transactions
----------------------------------------

The Company has entered into a sublicense agreement with 1st Accredited Venture Capital LLLP ("1st Accredited") to use certain technology used in the Company's website system solutions. The President and primary stockholder of the Company is the general partner of 1st Accredited. As part of the sublicense agreement, 1st Accredited receives either co-ownership of a clients contact management database or a fee of $20,000. For the years ended December 31, 2002 and 2001, the Company paid $0 and $14,000, respectively, to 1st Accredited to develop and host a website for a customer of the Company.


Note  3  -  Income  Taxes
-------------------------

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Financial statement and tax return temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                            December 31,
                                         ------------------
                                           2002      2001
                                         --------  --------
Loss carryforwards. . . . . . . . . . .  $ 7,846   $ 2,490
Valuation allowance . . . . . . . . . .   (7,846)   (2,490)
                                         --------  --------

Net deferred tax assets and liabilities  $     -   $     -
                                         ========  ========

                     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  3  -  Income  Taxes  (continued)
--------------------------------------

No tax consequences have been recognized in the statement of operations due to the Company generating taxable losses. A valuation allowance has been established, which offsets any deferred tax asset or deferred benefit due to the Company not yet demonstrating that utilization of deferred tax assets will be realized. As of December 31, 2002, the company has net operating loss carry-forwards for tax purposes of approximately $52,000. If not used, these carry-forwards will expire between 2020 and 2022.

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.


                                                December 31,
                                                ------------
                                                2002   2001
                                                -----  -----
Computed income taxes at the statutory rate. .    15%    15%
State income taxes, net of Federal tax benefit     3      3
Valuation allowance. . . . . . . . . . . . . .   (18)   (18)
                                                -----  -----

                                                   -%     -%
                                                =====  =====

Note  4  -  Stockholders'  Equity
---------------------------------

Common  Stock
-------------

The company completed its public offering in July of 2002. The Company issued 650,000 shares of $0.001 par value common stock at $0.125 per share. In connection with the public offering, the Company paid offering costs of $17,026, which were netted against the proceeds received.


Note  5  -  2001  Stock  Incentive  Plan
----------------------------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for all stock option plans.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

                     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  5  -  2001  Stock  Incentive  Plan  (continued)
-----------------------------------------------------

In August 2001, the Company adopted the 2001 Long-Term Stock Incentive Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants stock options or stock appreciation rights ("SAR") up to an aggregate of 2,500,000 shares of common stock, consisting of both incentive stock options and non-qualified options. The exercise price is determined by a committee elected by the board of directors at the time the Option or SAR is granted at an exercise price of not less than 100% of the fair market value of the common stock, on the date of grant. To date no options or SARs have been granted under the Plan.