Form 10QSB
period 2003-03-31
ONLINE HOLDINGS INC
filed 2003-05-13
CIK 1158694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 6,850,000 shares of common stock, par value $.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                              ONLINE HOLDINGS, INC.
                          (A Development Stage Company)
                                      INDEX


PART I.   Financial Information                                              Page

          Item 1.  Unaudited Financial Statements                               3

          Consolidated Balance Sheets, March 31, 2003 and December 31, 2002     4

          Consolidated Statements of Operations, for the three months ended
          March 31, 2003 and 2002 and cumulative from inception on January
          26, 2000 through March 31, 2003                                       5

          Consolidated Statements of Cash Flows, for the three months ended
          March 31, 2003 and 2002 and cumulative from inception on January
          26, 2000 through March 31, 2003                                       6

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                        7

          Item 3.     Controls and Procedures                                   9

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                   10

          Item 6.  Exhibits and Reports on Form 8-K                            11

          Signatures                                                           11

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Unaudited  Financial  Statements

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



                        ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)


                              CONSOLIDATED BALANCE SHEETS



                                                           March 31,     December 31,
                                                              2003           2002
                                                          ------------  -------------
                                                          (Unaudited)
                                     ASSETS
Current assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    19,295   $      25,807
                                                          ------------  --------------

Total assets . . . . . . . . . . . . . . . . . . . . . .  $    19,295   $      25,807
                                                          ============  ==============

                              STOCKHOLDERS' EQUITY

Stockholders' equity
 Preferred stock, authorized 5,000,000 shares, $.001 par            -               -
value; none issued or outstanding
 Common stock, authorized 100,000,000 shares, $.001
par value; 6,850,000 shares issued and outstanding . . .        6,850           6,850
 Additional paid-in capital. . . . . . . . . . . . . . .       74,374          74,374
 Deficit accumulated during the development stage. . . .      (61,929)        (55,417)
                                                          ------------  --------------
       Total stockholders' equity. . . . . . . . . . . .       19,295          25,807
                                                          ------------  --------------

Total stockholders' equity . . . . . . . . . . . . . . .  $    19,295   $      25,807
                                                          ============  ==============



                     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Cumulative
                                                                    from
                                                                 January 26,
                                                                     2000
                                            For the Three        (inception)
                                             Months Ended         through
                                               March 31,          March 31,
                                       ------------------------
                                          2003         2002          2003
                                       -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . .  $      660   $      900   $   32,460

Cost of revenues. . . . . . . . . . .       1,000        1,000       34,425
                                       -----------  -----------  -----------
                                             (340)        (100)      (1,965)

Operating expenses. . . . . . . . . .       6,172        8,698       56,856
                                       -----------  -----------  -----------

Net loss. . . . . . . . . . . . . . .  $   (6,512)  $   (8,798)  $  (58,821)
                                       ===========  ===========  ===========

Loss per share - basic and diluted. .  $   (0.001)  $   (0.001)  $   (0.009)
                                       ===========  ===========  ===========

Weighted average shares outstanding -   6,850,000    6,200,000    6,466,689
                                       ===========  ===========  ===========
basic and diluted



                     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Cumulative
                                                                         from
                                                                      January 26,
                                                                         2000
                                                     For the Three    (inception)
                                                     Months Ended      through
                                                       March 31,      March 31,
                                                  ------------------
                                                    2003      2002       2003
                                                  --------  --------  -----------
Cash flows from operating activities
 Net loss. . . . . . . . . . . . . . . . . . . .  $(6,512)  $(8,798)  $(58,821)
                                                  --------  --------  -----------
Changes in assets and liabilities
 Accounts payable. . . . . . . . . . . . . . . .        -      (372)         -
 Accrued expenses. . . . . . . . . . . . . . . .        -     5,006          -
 Deferred revenue. . . . . . . . . . . . . . . .        -       900          -
                                                  --------  --------  -----------
                                                        -     5,534          -
                                                  --------  --------  -----------
       Net cash used in operating activities . .   (6,512)   (3,264)         -
                                                  --------  --------  -----------

Cash flows from investing activities
 Liability assumed in acquisition. . . . . . . .        -         -       (108)
                                                  --------  --------  -----------
       Net cash used in investing activities . .        -         -       (108)
                                                  --------  --------  -----------


Cash flows from financing activities
 Deferred offering costs . . . . . . . . . . . .        -         -    (17,026)
 Proceeds from note payable. . . . . . . . . . .        -         -     20,000
 Payments on notes payable . . . . . . . . . . .        -         -    (20,000)
 Proceeds from issuance of common stock,
net of offering costs. . . . . . . . . . . . . .        -         -     95,250
                                                   --------  --------  ----------
       Net cash provided by financing activities        -         -     78,224
                                                  --------  --------  -----------

Net (decrease) increase in cash. . . . . . . . .   (6,512)   (3,264)    19,295

Cash, beginning of period. . . . . . . . . . . .   25,807     9,245          -
                                                  --------  --------  -----------

Cash, end of period. . . . . . . . . . . . . . .  $19,295   $ 5,981   $ 19,295
                                                  ========  ========  ===========

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2002  AND  2002

During the three months ended March 31, 2003, we generated $660 in revenue from continuing operations. Cost of revenues during this period was $1,000 and operating expenses were $6,172. As a result of these factors, we realized a net loss of $6,512 during the first three months of 2003. For the three months ended March 31, 2002, revenues were $900. Cost of revenues was $1,000 and operating expenses were $8,698 resulting in a net loss of $8,798. Expenses during the first three months of 2003 and 2002 were primarily attributable to legal and professional costs associated with operating as a public company. Cumulative net loss from inception on January 26, 2000 through March 31, 2003 was $58,821.

LIQUIDITY  AND  CAPITAL  RESOURCES

At  March  31,  2003 we had total assets of $19,295 in cash with no liabilities.
As a result, stockholders' equity totaled $19,295 for the three months ended March 31, 2003 compared to total stockholders' equity of $25,807 at December 31, 2002.

We do not have any material commitments for capital expenditures and believe that our current cash needs can be met with cash on hand and expected revenues from ongoing operations. We intend to continue improving our website systems to retain existing clients and to attract new accounts. In the coming months, we also hope to broaden our client base by identifying micro-cap public companies and incipient public companies that might benefit from our services. We are also exploring the possibility of becoming listed on a public exchange which may help attract interest in our services. If these efforts do not generate sufficient revenue, we may consider raising additional capital by selling common stock or entering into debt financing agreements.

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

We filed an SB-2 Registration Statement with the Securities and Exchange Commission offering a minimum of 480,000 shares and a maximum of 960,000 shares at $0.125 per share. The offering went effective on May 14, 2002 and closed on July 19, 2002. During the offering, we sold 650,000 shares of common stock at $0.125 per share generating $81,250. The Commission file number is 333-75434. We incurred offering expenses of approximately $18,000 relating to the Registration Statement. Expenses included legal, accounting, escrow and filing fees as well as printing and transfer agent costs. We originally estimated expenses to be $20,000. There are no underwriters discounts, commissions or finders fees. During the period ended March 31, 2003, remaining proceeds of approximately $17,477 were converted to working capital. A table detailing use of proceeds through March 31, 2003 is provided below.


USE OF PROCEEDS                                            AMOUNT

Debt Repayment. . . . . . . . . . . . . . . . . . . . . .  $21,575
Accrued Wages . . . . . . . . . . . . . . . . . . . . . .  $13,543
Legal Costs . . . . . . . . . . . . . . . . . . . . . . .  $15,546
Payment to Cygen for Vibrant Health project . . . . . . .  $ 2,445
Payment to Cygen for additional software programming. . .  $ 2,500
Auditors Fees . . . . . . . . . . . . . . . . . . . . . .  $ 5,162
Tranfer Agent Expenses. . . . . . . . . . . . . . . . . .  $ 1,251
State of Nevada Corporate Filing Fees . . . . . . . . . .  $   235
Unemployment Insurance. . . . . . . . . . . . . . . . . .  $   249
Office Expenses . . . . . . . . . . . . . . . . . . . . .  $   290
Bookkeeping . . . . . . . . . . . . . . . . . . . . . . .  $   595
Postage . . . . . . . . . . . . . . . . . . . . . . . . .  $    77
Desktop Software. . . . . . . . . . . . . . . . . . . . .  $   305

TOTAL PROCEEDS EXPENDED AT MARCH 31, 2003 . . . . . . . .  $63,773
PROCEEDS CONVERTED TO OPERATING CAPITAL AT MARCH 31, 2003  $17,477

BALANCE OF PROCEEDS REMAINING AT MARCH 31, 2003 . . . . .  $   -0-

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: Online Holdings did not file any reports on Form 8-K during the quarter ended March 31, 2003.


Exhibits:

EXHIBIT NUMBER  TITLE                                               LOCATION

          99.1  Certification of Chief Executive Officer and Chief  Attached
                Financial Officer Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Executive Officer and Chief  Attached
                Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ONLINE  HOLDINGS,  INC.



Date:  May  13,  2003              /s/Dennis  Lairamore
                                   -----------------------------------------
                                   Dennis  Lairamore
                                   President  and  Chief  Financial  Officer