Form 10QSB
period 2003-06-30
ONLINE HOLDINGS INC
filed 2003-08-14
CIK 1158694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2003 there were 6,850,000 shares of common stock, par value $.001 issued and outstanding.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                     FORM 10-QSB
                                ONLINE HOLDINGS, INC.
                            (A Development Stage Company)
                                        INDEX


PART I.   Financial Information                                                 Page

          Item 1.  Unaudited Financial Statements                                  3

          Consolidated Balance Sheets, June 30, 2003 and December 31, 2002         4

          Consolidated Statements of Operations, for the three months ended
          June 30, 2003 and 2002                                                   5

          Consolidated Statements of Operations, for the six months ended June
          30, 2003 and 2002 and cumulative from inception on January 26, 2000
          through June 30, 2003                                                    6

          Consolidated Statements of Cash Flows, for the six months ended June
          30, 2003 and 2002 and cumulative from inception on January 26, 2000
          through June 30, 2003                                                    7

          Item 2.  Management's Discussion and Analysis of Financial               8
          Condition or Plan of Operation

          Item 3.     Controls and Procedures                                     10

PART II.  Other Information

          Item 2.  Recent Sales of Unregistered Securities                        11

          Item 6.  Exhibits and Reports on Form 8-K                               11

          Signatures                                                              11

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



                            ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)


                                  CONSOLIDATED BALANCE SHEETS


                                                          June 30, 2003    December 31, 2002
                                                          ---------------  -------------------
                                                           (Unaudited)

                                     ASSETS
Current assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $       16,105   $           25,807
                                                          ---------------  -------------------

Total assets . . . . . . . . . . . . . . . . . . . . . .  $       16,105   $           25,807
                                                          ===============  ===================

                              STOCKHOLDERS' EQUITY

Stockholders' equity
 Preferred stock, authorized 5,000,000 shares, $.001 par  $            -   $                -
value; none issued or outstanding
 Common stock, authorized 100,000,000 shares, $.001 par.           6,850                6,850
value; 6,850,000 shares issued and outstanding
 Additional paid-in capital. . . . . . . . . . . . . . .          74,374               74,374
 Deficit accumulated during the development stage. . . .         (65,119)             (55,417)
                                                          ---------------  -------------------
       Total stockholders' equity. . . . . . . . . . . .          16,105               25,807
                                                          ---------------  -------------------

Total stockholders' equity . . . . . . . . . . . . . . .  $       16,105   $           25,807
                                                          ===============  ===================



                      ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For the Three Months Ended
                                                                 June 30,
                                                         --------------------------
                                                            2003         2002
                                                         -----------  -------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . .  $      540   $      2,900

Cost of revenues. . . . . . . . . . . . . . . . . . . .         500          5,480
                                                         -----------  -------------
                                                                 40         (2,580)

Operating expenses. . . . . . . . . . . . . . . . . . .       3,230         12,172
                                                         -----------  -------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $   (3,190)  $    (14,752)
                                                         ===========  =============

Loss per share - basic and diluted. . . . . . . . . . .  $   (0.001)  $     (0.002)
                                                         ===========  =============

Weighted average shares outstanding - basic and diluted   6,850,000      6,200,000
                                                         ===========  =============



                      ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                       Cumulative
                                                                          from
                                                                       January 26,
                                                                          2000
                                                                       (inception)
                                             For the Six Months Ended    through
                                                     June  30,          June  30,
                                             ------------------------
                                                2003         2002         2003
                                             -----------  -----------  -----------

Revenues. . . . . . . . . . . . . . . . . .  $    1,200   $    3,800   $   33,000

Cost of revenues. . . . . . . . . . . . . .       1,500        6,480       34,925
                                             -----------  -----------  -----------
                                                   (300)      (2,680)      (1,925)

Operating expenses. . . . . . . . . . . . .       9,402       20,870       60,086
                                             -----------  -----------  -----------

Net loss. . . . . . . . . . . . . . . . . .  $   (9,702)  $  (23,550)  $  (62,011)
                                             ===========  ===========  ===========

Loss per share - basic and diluted. . . . .  $   (0.001)  $   (0.004)  $    (0.01)
                                             ===========  ===========  ===========

Weighted average shares outstanding - basic
 and diluted. . . . . . . . . . . . . . . .   6,850,000    6,200,000    6,516,878
                                             ===========  ===========  ===========



                          ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                                 Cumulative
                                                                                    from
                                                                                 January 26,
                                                                                    2000
                                                                For the Six      (inception)
                                                               Months Ended       through
                                                                 June 30          June 30,
                                                            -------------------
                                                              2003      2002        2003
                                                            --------  ---------  -----------
Cash flows from operating activities
 Net (loss) income . . . . . . . . . . . . . . . . . . . .  $(9,702)  $(23,550)  $  (62,011)
                                                            --------  ---------  -----------
Changes in assets and liabilities
 Accounts receivable . . . . . . . . . . . . . . . . . . .        -     (1,600)           -
 Prepaid expenses. . . . . . . . . . . . . . . . . . . . .        -     (1,200)           -
 Accounts payable. . . . . . . . . . . . . . . . . . . . .        -      4,050            -
 Accrued expenses. . . . . . . . . . . . . . . . . . . . .        -     19,118            -
 Deferred revenue. . . . . . . . . . . . . . . . . . . . .        -      3,000            -
                                                            --------  ---------  -----------
                                                             (9,702)    23,368      (62,011)
                                                            --------  ---------  -----------
       Net cash (used in) provided by operating activities   (9,702)      (182)     (62,011)
                                                            --------  ---------  -----------

Cash flows from investing activities
 Liability assumed in acquisition. . . . . . . . . . . . .        -          -         (108)
                                                            --------  ---------  -----------
       Net cash used in investing activities . . . . . . .        -          -         (108)
                                                            --------  ---------  -----------

Cash flows from financing activities
 Deferred offering costs . . . . . . . . . . . . . . . . .        -     (6,638)     (17,026)
 Proceeds from note payable. . . . . . . . . . . . . . . .        -          -       20,000
 Payments on notes payable . . . . . . . . . . . . . . . .        -          -      (20,000)
 Proceeds from issuance of common stock. . . . . . . . . .        -          -       95,250
                                                            --------  ---------  -----------
       Net cash provided by (used in) financing activities        -     (6,638)      78,224
                                                            --------  ---------  -----------

Net (decrease) increase in cash. . . . . . . . . . . . . .   (9,702)    (6,820)      16,105

Cash, beginning of period. . . . . . . . . . . . . . . . .   25,807      9,245            -
                                                            --------  ---------  -----------

Cash, end of period. . . . . . . . . . . . . . . . . . . .  $16,105   $  2,425   $   16,105
                                                            ========  =========  ===========

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2003  AND  2002

During the three months ended June 30, 2003, we generated $540 in revenue from continuing operations. Cost of revenues during this period was $500 and operating expenses were $3,230. As a result of these factors, we realized a net loss of $3,190 during the three months ended June 30, 2003. For the three months ended June 30, 2002, revenues were $2,900. Cost of revenues was $5,480 and operating expenses were $12,172 resulting in a net loss of $14,752. Expenses during both periods were primarily attributable to legal and professional costs associated with operating as a public company.

Revenues during the six months ended June 30, 2003 were $1,200 with cost of revenues of $1,500. Operating expenses were $9,402 resulting in a net loss of $9,702 during the first six month of 2003. For the six months ended June 30, 2002, revenues were $3,800. Cost of revenues was $6,480 and operating expenses were $20,870 resulting in a net loss of $23,550. Expenses during all periods were primarily attributable to legal and professional costs associated with operating as a public company. Cumulative net loss from inception on January 26, 2000 through June 30, 2003 was $62,011.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2003 we had total assets of $16,105 in cash with no liabilities. As a result, stockholders' equity totaled $16,105 at June 30, 2003 compared to total stockholders' equity of $25,807 at December 31, 2002.

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

PART  II.  OTHER  INFORMATION

ITEM  2.  RECENT  SALES  OF  UNREGISTERED  SECURITIES

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: Online Holdings did not file any reports on Form 8-K during the quarter ended June 30, 2003.


EXHIBITS:

NUMBER  TITLE                                                                 LOCATION

  31.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ONLINE  HOLDINGS,  INC.



Date:  August 14,  2003            By: /s/ Dennis  Lairamore
                                   -------------------------------------
                                   Dennis  Lairamore
                                   President and Chief Financial officer