Form 10QSB
period 2003-09-30
ONLINE HOLDINGS INC
filed 2003-11-14
CIK 1158694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2003

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

 Yes  [  X  ]  No  [  ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2003 there were 6,850,000 shares of common stock, par value $.001 issued and outstanding.

Transitional  Small  Business  Format:

Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                              ONLINE HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX


PART I.   Financial Information                                                  Page

          Item 1.  Unaudited Financial Statements                                   3

          Consolidated Balance Sheets, September 30, 2003 and December 31, 2002     4

          Consolidated Statements of Operations, for the three months ended
          September 30, 2003 and 2002                                               5

          Consolidated Statements of Operations, for the nine months ended
          September 30, 2003 and 2002 and cumulative from inception on
          January 26, 2000 through September 30, 2003                               6

          Consolidated Statements of Cash Flows, for the nine months ended
          September 30, 2003 and 2002 and cumulative from inception on
          January 26, 2000 through September 30, 2003                               7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                            8

          Item 3.     Controls and Procedures                                      11

PART II.  Other Information

          Item 2.  Recent Sales of Unregistered Securities                         11

          Item 6.  Exhibits and Reports on Form 8-K                                11

          Signatures                                                               12

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



                          ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED BALANCE SHEETS



                                                            September 30,    December 31,
                                                                2003             2002
                                                           ---------------  --------------
                                                             (Unaudited)

                                     ASSETS
Current assets
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $       14,184   $      25,807
                                                           ---------------  --------------

Total assets. . . . . . . . . . . . . . . . . . . . . . .  $       14,184   $      25,807
                                                           ===============  ==============

                              STOCKHOLDERS' EQUITY

Stockholders' equity
 Preferred stock, authorized 5,000,000 shares, $.001 par.
value; none issued or outstanding . . . . . . . . . . . .  $            -   $           -
 Common stock, authorized 100,000,000 shares, $.001 par .
value; 6,850,000 shares issued and outstanding. . . . . .           6,850           6,850
 Additional paid-in capital . . . . . . . . . . . . . . .          74,374          74,374
 Deficit accumulated during the development stage . . . .         (67,040)        (55,417)
                                                           ---------------  --------------
       Total stockholders' equity . . . . . . . . . . . .          14,184          25,807
                                                           ---------------  --------------

Total stockholders' equity. . . . . . . . . . . . . . . .  $       14,184   $      25,807
                                                           ===============  ==============



                      ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For the Three Months Ended
                                                               September 30,
                                                         --------------------------
                                                            2003         2002
                                                         -----------  -------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . .  $      880   $      1,500

Cost of revenues. . . . . . . . . . . . . . . . . . . .         800          1,200
                                                         -----------  -------------
                                                                 80            300

Operating expenses. . . . . . . . . . . . . . . . . . .       2,001          7,895
                                                         -----------  -------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $   (1,921)  $     (7,595)
                                                         ===========  =============

Loss per share - basic and diluted. . . . . . . . . . .  $  (0.0003)  $     (0.001)
                                                         ===========  =============

Weighted average shares outstanding - basic and diluted   6,850,000      6,834,652
                                                         ===========  =============




                            ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                                                       Cumulative
                                                                                          from
                                                                                      January 26,
                                                                                          2000
                                                                                      (inception)
                                                         For the Nine Months Ended      through
                                                                September 30,        September 30,
                                                         --------------------------  -------------
                                                            2003         2002            2003
                                                         -----------  -------------  -------------

Revenues. . . . . . . . . . . . . . . . . . . . . . . .  $    2,080   $      5,300   $     33,880

Cost of revenues. . . . . . . . . . . . . . . . . . . .       2,300          7,680         35,725
                                                         -----------  -------------  -------------
                                                               (220)        (2,380)        (1,845)

Operating expenses. . . . . . . . . . . . . . . . . . .      11,403         28,765         62,087
                                                         -----------  -------------  -------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $  (11,623)  $    (31,145)  $    (63,932)
                                                         ===========  =============  =============

Loss per share - basic and diluted. . . . . . . . . . .  $   (0.002)  $     (0.005)  $      (0.01)
                                                         ===========  =============  =============

Weighted average shares outstanding - basic and diluted   6,850,000      6,434,271      6,555,820
                                                         ===========  =============  =============



                      ONLINE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Cumulative
                                                                            from
                                                                         January 26,
                                                                            2000
                                                      For the Nine      (inception)
                                                      Months Ended         through
                                                      September 30,     September 30,
                                                  --------------------  ------------
                                                    2003       2002         2003
                                                  ---------  ---------  ------------
Cash flows from operating activities
 Net (loss) income . . . . . . . . . . . . . . .  $(11,623)  $(31,145)  $   (63,932)
                                                  ---------  ---------  ------------
Changes in assets and liabilities
 Accounts receivable . . . . . . . . . . . . . .         -     (1,600)            -
 Prepaid expenses. . . . . . . . . . . . . . . .         -       (600)            -
 Accounts payable. . . . . . . . . . . . . . . .         -       (895)            -
 Accrued expenses. . . . . . . . . . . . . . . .         -       (986)            -
 Deferred revenue. . . . . . . . . . . . . . . .         -      1,500             -
                                                  ---------  ---------  ------------
                                                   (11,623)    (2,581)      (63,932)
                                                  ---------  ---------  ------------
       Net cash (used in) operating activities .   (11,623)   (33,726)      (63,932)
                                                  ---------  ---------  ------------

Cash flows from investing activities
 Liability assumed in acquisition. . . . . . . .         -          -          (108)
                                                  ---------  ---------  ------------
       Net cash used in investing activities . .         -          -          (108)
                                                  ---------  ---------  ------------

Cash flows from financing activities
 Deferred offering costs . . . . . . . . . . . .         -     10,388       (17,026)
 Proceeds from note payable. . . . . . . . . . .         -          -        20,000
 Payments on notes payable . . . . . . . . . . .         -    (20,000)      (20,000)
 Proceeds from issuance of common stock, net . .         -     64,224        95,250
                                                  ---------  ---------  ------------
of offering costs
       Net cash provided by financing activities         -     54,612        78,224
                                                  ---------  ---------  ------------

Net (decrease) increase in cash. . . . . . . . .   (11,623)    20,886        14,184

Cash, beginning of period. . . . . . . . . . . .    25,807      9,245             -
                                                  ---------  ---------  ------------

Cash, end of period. . . . . . . . . . . . . . .  $ 14,184   $ 30,131   $    14,184
                                                  =========  =========  ============

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2003  AND  2002

During the three months ended September 30, 2003, we generated $880 in revenue from continuing operations. However, cost of revenues during this period was $800 and operating expenses were $2,001. As a result, we realized a net loss of $1,921 during the three months ended September 30, 2003. For the three months ended September 30, 2002, revenues were $1,500. Cost of revenues was $1,200 and operating expenses were $7,895 resulting in a net loss of $7,595. Expenses during both periods were primarily attributable to legal and professional costs associated with preparing and filing our public reports.

NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2003  AND  2002

Revenues during the nine months ended September 30, 2003 were $2,080 with cost of revenues of $2,300. Operating expenses were $11,403 resulting in a net loss of $11,623 during the first nine months of 2003. For the nine months ended September 30, 2002, revenues were $5,300. Cost of revenues was $7,860 and operating expenses were $28,765 resulting in a net loss of $31,145. Higher expenses in 2002 were the result of professional fees and costs associated with preparing and filing a registration statement on Form SB-2 that went effective during the second quarter of 2002. We also had ongoing legal, auditing and professional costs associated with operating as a public company. Cumulative net loss from inception on January 26, 2000 through September 30, 2003 was $63,932.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2003 we had total assets of $14,184 in cash with no liabilities compared to total assets of $25,807 with no liabilities at December 31, 2002. As a result, stockholders' equity totaled $14,184 at September 30, 2003 compared to total stockholders' equity of $25,807 at December 31, 2002.

We do not have any material commitments for capital expenditures and believe that our current cash needs can be met with cash on hand and expected revenues from ongoing operations. We intend to continue improving our website systems to retain existing clients and to attract new accounts. However, our revenues have been significantly lower than we had originally anticipated and we have not generated any profits. In order to continue operations we will need to attract additional clients. If we are not successful in broadening our client base and securing new accounts on favorable terms, we may be forced to severely curtail our existing operations or explore other business opportunities. If these efforts do not generate sufficient revenues, we may consider selling additional common stock or entering into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

As of September 30, 2003, our Chief Executive and Financial Officer evaluated the effectiveness and operation of our information disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive and Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: Online Holdings did not file any reports on Form 8-K during the quarter ended September 30, 2003.



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



                                      ONLINE  HOLDINGS,  INC.



Date:  November  12,  2003            /s/  Dennis  Lairamore
                                      -----------------------------------------
                                      Dennis  Lairamore
                                      President  and  Chief  Financial  Officer