Form 10KSB
period 2003-12-31
ONLINE HOLDINGS INC
filed 2004-03-17
CIK 1158694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[  X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
OF  1934

For  the  Fiscal  Year  ended  December  31,  2003

[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
ACT  OF  1934  for  the  transition  period  from  _____  to  _____

                       Commission File Number:  333-85460

                              ONLINE HOLDINGS, INC.
           (Name of small business issuer as specified in its charter)

                  NEVADA                              84-1598154
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

                         COMMON STOCK, $0.001 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

On December 31, 2003 the aggregate market value of the voting stock of Online Holdings, Inc. held by non-affiliates of the registrant was $-0-. There is currently no public market for the registrant's common stock. Therefore, the aggregate market value of the stock is deemed to be $-0-. At December 31, 2003 there were 6,850,000 shares of common stock of the registrant outstanding, par value $.001.

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $2,740.

Documents  Incorporated  by  Reference:  None.

Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]

FORM  10-KSB


                                          ONLINE  HOLDINGS,  INC.
                                                INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            6

          Item 4.  Submission of Matters to a Vote of Security Holders                          6

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

          Item 8A.  Controls and Procedures                                                     7

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                7

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              8

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                            9

          Item 14.  Principal Accountant Fees and Services                                     10

          Signatures                                                                           11

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

OUR  HISTORY

Online Holdings formed as a Nevada corporation on July 27, 2001. Until December 31, 2003 we were in the business of developing and marketing easily maintained website systems. In addition we provided website hosting, search engine placement, email marketing and graphic design.

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

Because we were not successful in our plan to provide corporate communication website systems to any substantial number of customers, we made the decision to cease operations on December 31, 2003. We are now considered a "blank check" company.

OUR  BUSINESS

We  have  not  had  ongoing  business  operations  since  December  31,  2003.

Online Holdings intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

SOURCES  OF  OPPORTUNITIES

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

CRITERIA

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

     -    available  technical,  financial  and  managerial  resources;
     -    working  capital  and  other  financial  requirements;
     -    the  history  of  operations,  if  any;
     -    prospects  for  the  future;
     -    the  nature  of  present  and  expected  competition;
     - the quality and experience of management services which may be available and the depth of the management;
     -    the  potential  for  further  research,  development  or  exploration;
     -    the  potential  for  growth  and  expansion;
     -    the  potential  for  profit;
     - the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

METHODS  OF  PARTICIPATION  OF  ACQUISITION

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

PROCEDURES

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

     - descriptions of product, service and company history; management resumes;
     -    financial  information;
     - available projections with related assumptions upon which they are based;
     -    an  explanation  of  proprietary  products  and  services;
     - evidence of existing patents, trademarks or service marks or rights thereto;
     -    present  and  proposed  forms  of  compensation  to  management;
     - a description of transactions between the prospective entity and its affiliates;
     -    relevant  analysis  of  risks  and  competitive  conditions;
     - a financial plan of operation and estimated capital requirements; and other information deemed relevant.

COMPETITION

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

EMPLOYEES

Our sole officer and director, Mr. Dennis Lairamore is our only employee. We do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff. Mr. Lairamore has not received any salary or other remuneration since June of 2002.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our president provides office space at no charge. However, we ceased operations on December 31, 2003. Our previous operations required minimal facilities and we believe our use of the office was of negligible value. We anticipate that this arrangement will continue until such time as resumption of operations may require additional space.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any other current or pending legal proceedings involving Online Holdings or our officers or directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There  is  currently  no  public  market  for  our  common  stock.

As of December 31, 2003, there were approximately 45 shareholders of record holding 6,850,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS  YEARS  ENDED  DECEMBER  31,  2003  AND  2002

The Company had $2,740 in revenue from continuing operations for the year ended December 31, 2003. However, the cost of revenue for 2003 was $2,900 and operating expenses totaled $13,656 for the same period. Expenses during 2003 consisted largely of legal and accounting fees.

Online Holdings generated $6,800 in revenue from continuing website hosting accounts during the year ended December 31, 2002. However, cost of revenue during this period was $10,380 and operating expenses were $32,122. Operating expenses in 2002 consisted largely of legal and accounting fees associated with our public offering and ongoing reporting costs. Other expenses in 2002 included executive compensation of $14,500.

As a result of the foregoing factors, we realized a net loss of $13,816 for the year ended December 31, 2003 compared to net loss of $35,702 in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003 our assets consisted of $11,991 in cash. We had no liabilities at December 31, 2003. Stockholders' deficit totaled $11,991 for the year ended December 31, 2003 compared to $25,807 for the year ended December 31, 2002. We believe that we have sufficient funds to proceed forward with our current business plan. We have no capital commitments for the next 12 months.

PLAN  OF  OPERATION

We ceased operations on December 31, 2003. Resumption of operations is contingent upon the results of our investigation into new capital and business opportunities.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on Page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME              AGE  POSITIONS                                            SINCE

Dennis Lairamore   35  Chief Executive Officer and Chief Financial Officer   2001

The  following  is  a  brief summary of the business experience of Mr. Lairamore

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

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

ITEM  10.  EXECUTIVE  COMPENSATION

From August 2001 through June 2002 we paid our sole officer and director, Dennis Lairamore a salary of $2,000 per month. We are not currently providing any compensation to Mr. Lairamore. A summary compensation table for the previous three years is provided below.


                           SUMMARY COMPENSATION TABLE

                                                          OTHER ANNUAL
NAME AND PRINCIPAL POSITION  YEAR  SALARY ($)  BONUS ($)  COMPENSATION

Dennis Lairamore. . . . . .  2003         -0-        -0-           -0-
  Chief Executive Officer .  2002      14,500        -0-           -0-
  Chief Financial Officer .  2001      10,000        -0-           -0-

In July of 2001 we adopted a long-term stock incentive plan. At the date of this report, we have not issued any options under the plan. We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2003, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 6,850,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS                    TITLE OF CLASS   NUMBER OF SHARES   % OF SHARES
                                                    BENEFICIALLY OWNED

Dennis Lairamore (1) . . . . . . .  Common                   5,000,000        72.99%
5957 South Birch Way
Littleton, CO 80121



NAME AND ADDRESS . . . . . . . . .  TITLE OF CLASS  NUMBER OF SHARES    % OF SHARES
                                                    BENEFICIALLY OWNED


Libco Equities, Inc. . . . . . . .  Common                     416,000        6.07 %
C/O 899 South Artistic Circle
Springville, UT 84663

Bateman Dynasty LC . . . . . . . .  Common                     400,000         5.84%
1065 West 1150 South
Provo, UT 84601

Gary J. McAdam (2) . . . . . . . .  Common                     416,000         6.07%
14 Red Tail Drive
Highlands Ranch, CO 80126

------------------------------------------------------------------------------------

Officers and Directors as a group.  Common                   5,000,000        72.99%
One Person

(1)  Officer  and  Director
(2) 404,000 shares representing 5.89% of total shares held in the name of Fortune Seekers, an entity owned and controlled by Gary J. McAdam. 4,000 shares representing 0.06% of total shares held in the name of GJM Trading Partners LTD, an entity owned and controlled by Gary J. McAdam. 4,000 shares representing 0.06% of total shares held in the name of Growth
     Ventures,  Inc.,  an  entity  owned  and  controlled  by  Gary  J.  McAdam.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company has entered into a sublicense agreement with 1st Accredited Venture Capital LLLP ("1st Accredited") to use certain technology used in the company's website system solutions. Dennis Lairamore, the President and primary stockholder of the Company, is the general partner of 1st Accredited. As part of the sublicense agreement, 1st Accredited receives either co-ownership of a client's contact management database or a fee of $20,000. For the years ended December 31, 2003 and 2002, the Company paid no fees to 1st Accredited to develop or host a website for a customer of the Company.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

EXHIBIT NUMBER                          TITLE                           LOCATION

31 . . . . . .  Certification of the Principal Executive Officer and    Attached
                Principal Financial Officer pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002



EXHIBIT NUMBER  TITLE                                                   LOCATION

32 . . . . . .  Certification of the Principal Executive Officer and    Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Online Holdings during the last quarter of the period covered by this report.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Online Holdings' annual financial statement and review of financial statements included in Online Holdings' 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,932 for fiscal year ended 2002 and $5,250 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

There  were no fees for other audit related services for fiscal year ended 2003.

Tax  Fees
---------

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All  Other  Fees
----------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ONLINE  HOLDINGS,  INC.


Date: March 17, 2004               By: /s/ Dennis  Lairamore
                                   -----------------------------------
                                   Dennis  Lairamore
                                   CEO  and  Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 17, 2004               By: /s/ Dennis  Lairamore
                                   -----------------------------------
                                   Dennis  Lairamore
                                   Director

     ONLINE HOLDINGS, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY)



               TABLE  OF  CONTENTS
               -------------------


                                                    Page
                                                    ----
Independent Auditors' Report . . . . . . . . . . .    13

Consolidated Financial Statements

  Consolidated Balance Sheet . . . . . . . . . . .    14

  Consolidated Statements of Operations. . . . . .    15

  Consolidated Statements of Stockholders' Deficit    16

  Consolidated Statements of Cash Flows. . . . . .    17

Notes to Consolidated Financial Statements . . . .    18

                          INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors  and  Stockholders
Online  Holdings,  Inc.  and  Subsidiaries
Littleton,  Colorado

We have audited the accompanying consolidated balance sheet of Online Holdings, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002 and cumulative from January 26, 2000 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Holdings, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and cumulative from January 26, 2000 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company is in the development stage. The planned principal operations had commenced, but there has been no significant revenue therefrom. This condition raises substantial doubt about the Company's ability as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



                                Ehrhardt  Keefe  Steiner  &  Hottman  PC
                                ----------------------------------------

February  4,  2004
Denver,  Colorado

                          INDEPENDENT AUDITORS' REPORT


                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
Current assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,991

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $ 11,991
                                                          =========



                              STOCKHOLDERS' DEFICIT

Stockholders' deficit
 Preferred stock, authorized 5,000,000 shares, $.001 par
value; none issued or outstanding. . . . . . . . . . . .  $      -
 Common stock, authorized 100,000,000 shares, $.001 par
value; 6,850,000 shares issued and outstanding . . . . .     6,850
 Additional paid-in capital. . . . . . . . . . . . . . .    74,374
 Deficit accumulated during the development stage. . . .   (69,233)
                                                          ---------
       Total stockholders' deficit . . . . . . . . . . .    11,991
                                                          ---------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . .  $ 11,991
                                                          =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT



                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                               Cumulative
                                                                                                   from
                                                                                               January 26,
                                                                                                  2000
                                                                                               (inception)
                                                                 For the Years Ended           through
                                                                     December 31,              December 31,
                                                          -----------------------------------
                                                                          2003          2002         2003
                                                          ---------------------  ------------  -----------

Revenues . . . . . . . . . . . . . . . . . . . . . . . .  $              2,740   $     6,800   $   34,540

Cost of revenues . . . . . . . . . . . . . . . . . . . .                 2,900        10,380       36,325
                                                          ---------------------  ------------  -----------
                                                                          (160)       (3,580)      (1,785)

Operating expenses . . . . . . . . . . . . . . . . . . .                13,656        32,122       64,340
                                                          ---------------------  ------------  -----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $            (13,816)  $   (35,702)  $  (66,125)
                                                          =====================  ============  ===========

Loss per share - basic and diluted . . . . . . . . . . .  $             (0.002)  $    (0.006)  $    (0.01)
                                                          =====================  ============  ===========

Weighted average shares outstanding - basic and diluted.             6,850,000     6,539,058    6,586,610
                                                          =====================  ============  ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT



                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                         Deficit
                                                                       Accumulated
                                                           Additional   During the     Total
                                          Common Stock      Paid-In    Development  Stockholders'
                                        Shares    Amount    Capital       Stage       Deficit
                                       ---------  -------  ----------  -----------  -------------
Balance, January 26, 2000 (inception)          -  $     -  $      -    $      -     $      -

Issuance of common stock for cash . .     10,000    1,000         -           -        1,000

Net loss. . . . . . . . . . . . . . .          -        -         -      (1,000)      (1,000)
                                       ---------  -------  ----------  -----------  -------------

Balance, December 31, 2000. . . . . .     10,000    1,000         -      (1,000)           -

Issuance of common
stock in connection with
reverse acquisition . . . . . . . . .  3,990,000    3,000         -      (3,108)        (108)

Issuance of common
stock for cash. . . . . . . . . . . .  2,200,000    2,200    10,800           -       13,000

Net loss. . . . . . . . . . . . . . .          -        -         -     (15,607)     (15,607)
                                       ---------  -------  ----------  -----------  -------------

Balance, December 31, 2001. . . . . .  6,200,000    6,200    10,800     (19,715)      (2,715)

Issuance of common
stock for cash. . . . . . . . . . . .   650,000      650     63,574           -       64,224

Net loss. . . . . . . . . . . . . . .          -        -         -     (35,702)     (35,702)
                                       ---------  -------  ----------  -----------  -------------

Balance, December 31, 2002. . . . . .  6,850,000    6,850    74,374     (55,417)      25,807

Net loss. . . . . . . . . . . . . . .          -        -         -     (13,816)     (13,816)
                                       ---------  -------  ----------  -----------  -------------

Balance, December 31, 2003. . . . . .  6,850,000  $ 6,850  $ 74,374    $(69,233)    $ 11,991
                                       =========  =======  ==========  ===========  =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Cumulative
                                                                           from
                                                                        January 26,
                                                                           2000
                                                                        (inception)
                                                   For the Years Ended    through
                                                       December 31,     December 31,
                                                    2003       2002        2003
                                                  ---------  ---------  ------------
Cash flows from operating activities
 Net loss. . . . . . . . . . . . . . . . . . . .  $(13,816)  $(35,702)  $(66,125)
                                                  ---------  ---------  ------------
Changes in assets and liabilities
 Accounts payable. . . . . . . . . . . . . . . .         -       (895)         -
 Accrued expenses. . . . . . . . . . . . . . . .         -     (1,453)         -
                                                  ---------  ---------  ------------
                                                         -     (2,348)         -
                                                  ---------  ---------  ------------
       Net cash used by operating activities . .   (13,816)   (38,050)   (66,125)
                                                  ---------  ---------  ------------

Cash flows from investing activities
 Liability assumed in acquisition. . . . . . . .         -          -       (108)
                                                  ---------  ---------  ------------
       Net cash used in investing activities . .         -          -       (108)
                                                  ---------  ---------  ------------

Cash flows from financing activities
 Deferred offering costs . . . . . . . . . . . .         -     (6,638)   (17,026)
 Proceeds from note payable. . . . . . . . . . .         -          -     20,000
 Principal payments on notes payable . . . . . .         -    (20,000)   (20,000)
 Proceeds from issuance of common stock. . . . .         -     81,250     95,250
                                                  ---------  ---------  ------------
       Net cash provided by financing activities         -     54,612     78,224
                                                  ---------  ---------  ------------

Net increase (decrease) in cash. . . . . . . . .   (13,816)    16,562     11,991

Cash, beginning of period. . . . . . . . . . . .    25,807      9,245          -
                                                  ---------  ---------  ------------

Cash, end of period. . . . . . . . . . . . . . .  $ 11,991   $ 25,807   $ 11,991
                                                  =========  =========  ============

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Income  Taxes
-------------

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

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In  January  2003,  the  FASB  issued  Interpretation  No.  46, Consolidation of
Variable Interest Entities, an interpretation of ARB 51 (FIN No. 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or "VIEs") and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The disclosure requirements of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

FIN No. 46 became effective for financial statements issued after January 31, 2003. The adoption of this interpretation did not have an impact on the Company's financial statements.In April 2003, FASB issued SFAS No. 149,
"Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have an impact on the Company's financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have an impact on the Company's financial statements.

NOTE  2  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

The Company has entered into a sublicense agreement with 1st Accredited Venture Capital LLLP ("1st Accredited") to use certain technology used in the Company's website system solutions. The President and primary stockholder of the Company is the general partner of 1st Accredited. As part of the sublicense agreement, 1st Accredited receives either co-ownership of a clients contact management database or a fee of $20,000. For the years ended December 31, 2003 and 2002, the Company paid no fees to 1st Accredited to develop or host a website for a customer of the Company.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------

Financial statement and tax return temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                            December 31,
                                         ------------------
                                           2003      2002
                                         --------  --------
Loss carryforwards. . . . . . . . . . .  $ 9,919   $ 7,846

Valuation allowance . . . . . . . . . .   (9,919)   (7,846)
                                         --------  --------

Net deferred tax assets and liabilities  $     -   $     -
                                         ========  ========

No tax consequences have been recognized in the statement of operations due to the Company generating taxable losses. A valuation allowance has been established, which offsets any deferred tax asset or deferred benefit due to the Company not yet demonstrating that utilization of deferred tax assets will be realized. As of December 31, 2003, the company has net operating loss carry-forwards for tax purposes of approximately $66,000. If not used, these carry-forwards will expire between 2020 and 2023.

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.


                                                 December 31,
                                                ------------
                                                2003   2002
                                                -----  -----
Computed income taxes at the statutory rate. .    15%    15%
State income taxes, net of Federal tax benefit     3      3
Valuation allowance. . . . . . . . . . . . . .   (18)   (18)
                                                -----  -----

                                                   -%      %
                                                =====  =====



NOTE  4  -  STOCKHOLDERS'  EQUITY
---------------------------------

Common  Stock
-------------

The company completed its public offering in July of 2002. The Company issued 650,000 shares of $0.001 par value common stock at $0.125 per share. In connection with the public offering, the Company paid offering costs of $17,026, which were netted against the proceeds received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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