Form 10QSB
period 2004-03-31
ONLINE HOLDINGS INC
filed 2004-05-13
CIK 1158694

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                        Commission file number: 333-85460

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

                                  303-257-1619
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 6,850,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                              ONLINE HOLDINGS, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2004


                                      INDEX

                                                                             Page
                                                                             ----
PART I.   Financial Information

Item 1.   Consolidated Financial Statements                                     3

          Consolidated Balance Sheet - March 31, 2004 (unaudited)               3

          Consolidated Statements of Operations - Three-Month Period ended
          March 31, 2004 (unaudited) and March 31, 2003 (unaudited)             4

          Consolidated Statements of Cash Flows - Three-Month Period ended
          March 31, 2004 (unaudited)                                            5

Item 2.   Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                        6

Item 3.   Controls and Procedures                                               9

PART II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds                             9

Item 6.   Exhibits and Reports on Form 8-K                                      9

Signatures                                                                     11

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

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




                                     ONLINE HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 2004 AND DECEMBER 31, 2003


                                                           March 31, 2004    December 31, 2003
                                                          ----------------  ------------------
                                                            (Unaudited)
                                     ASSETS
Current assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $         8,052   $           11,991
                                                          ----------------  -------------------

Total assets . . . . . . . . . . . . . . . . . . . . . .  $         8,052   $           11,991
                                                          ================  ===================

                              STOCKHOLDERS' EQUITY

Stockholders' equity
 Preferred stock, authorized 5,000,000 shares, $.001 par                -                    -
value; none issued or outstanding
 Common stock, authorized 100,000,000 shares, $.001 par.            6,850                6,850
value; 6,850,000 shares issued and outstanding
 Additional paid-in capital. . . . . . . . . . . . . . .           74,374               74,374
 Deficit accumulated during the development stage. . . .          (73,172)             (69,233)
                                                          ----------------  -------------------
       Total stockholders' equity. . . . . . . . . . . .            8,052               11,991
                                                          ----------------  -------------------

Total stockholders' equity . . . . . . . . . . . . . . .  $         8,052   $           11,991
                                                          ================  ===================



                              ONLINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)


                                                                        Cumulative
                                                                          from
                                                                        January 26,
                                                                          2000
                                                  For the Three        (inception)
                                                   Months Ended         through
                                                     March 31,          March 31,
                                             ------------------------
                                                2004         2003         2004
                                             -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . . . . .  $        -   $      660   $   34,540

Cost of revenues. . . . . . . . . . . . . .           -        1,000       36,325
                                             -----------  -----------  -----------
                                                      -         (340)      (1,785)

Operating expenses. . . . . . . . . . . . .       3,939        6,172       68,279
                                             -----------  -----------  -----------

Net loss. . . . . . . . . . . . . . . . . .  $   (3,939)  $   (6,512)  $  (70,064)
                                             ===========  ===========  ===========

Loss per share - basic and diluted. . . . .  $   (0.001)  $   (0.001)  $   (0.011)
                                             ===========  ===========  ===========

Weighted average shares outstanding - basic   6,850,000    6,850,000    6,611,620
and diluted                                  ===========  ===========  ===========



                            Online  Holdings,  Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                      Cumulative
                                                                         from
                                                                      January 26,
                                                                         2000
                                                   For the Three      (inception)
                                                    Months Ended       through
                                                      March 31,        March 31,
                                                  ------------------
                                                    2004      2003       2004
                                                  --------  --------  -----------
Cash flows from operating activities
 Net loss. . . . . . . . . . . . . . . . . . . .  $(3,939)  $(6,512)  $  (70,064)
                                                  --------  --------  -----------
Changes in assets and liabilities
 Accounts payable. . . . . . . . . . . . . . . .        -         -            -
 Accrued expenses. . . . . . . . . . . . . . . .        -         -            -
 Deferred revenue. . . . . . . . . . . . . . . .        -         -            -
                                                  --------  --------  -----------
                                                        -         -            -
                                                  --------  --------  -----------
       Net cash used in operating activities . .   (3,939)   (6,512)     (70,064)
                                                  --------  --------  -----------

Cash flows from investing activities
 Liability assumed in acquisition. . . . . . . .        -         -         (108)
                                                  --------  --------  -----------
       Net cash used in investing activities . .        -         -         (108)
                                                  --------  --------  -----------


Cash flows from financing activities
 Deferred offering costs . . . . . . . . . . . .        -         -      (17,026)
 Proceeds from note payable. . . . . . . . . . .        -         -       20,000
 Payments on notes payable . . . . . . . . . . .        -         -      (20,000)
 Proceeds from issuance of common stock, net . .        -         -       95,250
of offering costs                                 --------  --------  -----------
       Net cash provided by financing activities        -         -       78,224
                                                  --------  --------  -----------

Net (decrease) increase in cash. . . . . . . . .   (3,939)   (6,512)       8,052

Cash, beginning of period. . . . . . . . . . . .   11,991    25,807            -
                                                  --------  --------  -----------

Cash, end of period. . . . . . . . . . . . . . .  $ 8,052   $19,295   $    8,052
                                                  ========  ========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words"may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

RESULTS  OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

The Company generated no revenue during the three month period ended March 31, 2004 compared to revenue of $660 during the three month period ended March 31, 2003. The Company ceased operations on December 31, 2003.

The Company had operating expenses of $3,939 during the three months ended March 31, 2004, resulting in a net loss of $3,939. During the same period in 2003, the Company experienced $1,000 in cost of sales resulting in a loss before operating expenses of $340. Operating expenses for the three month period ended March 31, 2003 were $6,172 resulting in a net loss of $6,512. Expenses during the first three months of 2004 and 2003 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on January 26, 2000 through March 31, 2004 was $70,064.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, the Company's total assets consisted of $8,052 in cash with no liabilities. At December 31, 2003, the Company had total assets consisting of $11,991 in cash with no liabilities. As a result, stockholders' equity totaled $8,052 for the three months ended March 31, 2004 compared to total stockholders' equity of $11,991 at December 31, 2003.

The Company has no material commitments for the next twelve months and believes that its current liquidity needs can be met with the cash on hand. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that should it become necessary, it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that we maintain proper and effective procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II  -  OTHER  INFORMATION

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

On August 22, 2001, we issued 1,200,000 shares of common stock to three accredited investors for a total of $12,000. The securities were sold in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investors had access to all materialinformation pertaining to the Company and its financial condition. Each investor completed and signed a subscription agreement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid in the transactions.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Online Holdings during the quarter ended March 31, 2004.


EXHIBIT NUMBER  TITLE                                                   LOCATION

31              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ONLINE  HOLDINGS,  INC.


Date:  May  12,  2004              By:/s/Dennis  Lairamore
                                   -----------------------------------
                                   Dennis  Lairamore
                                   CEO  and  Chief  Financial  Officer