Form 10QSB
period 2004-06-30
ONLINE HOLDINGS INC
filed 2004-08-05
CIK 1158694

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(Issuer’s telephone number)

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of June 30, 2004 was 6,850,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

ONLINE HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets June 30, 2004 and December 31, 2003

Statements of Operations for the Three Months Ended June 30, 2004 and 2003

Statements of Operations for the Six Months Ended June 30, 2004 and 2003 and since inception January 26, 2000 through June 30, 2004

Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 and Since Inception January 26, 200 Through June 30, 2004

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7-10 10
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	10 10
	Signatures	11

(Inapplicable items have been omitted)

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

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash	$ 4,751	$ 11,991

Total assets	$ 4,751	$ 11,991

Stockholders’ Equity

Stockholders’ equity
Preferred stock, authorized 5,000,000 shares, $.001 par value; none issued or outstanding	$ -	$ -
Common stock, authorized 100,000,000 shares, $.001 par value; 6,850,000 shares issued and outstanding	6,850	6,850
Additional paid-in capital	74,374	74,374
Deficit accumulated during the development stage	(76,473)	(69,233)
Total stockholders’ equity	4,751	11,991

Total stockholders’ equity	$ 4,751	$ 11,991

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003

Revenues	$ -	$ 540

Cost of revenues	-	500
	-	40

Operating expenses	3,302	3,230

Net loss	$ (3,302)	$ (3190)

Loss per share – basic and diluted	$ (0.001)	$ (0.001)

Weighted average shares outstanding – basic and diluted	6,850,000	6,850,000

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,		Cumulative from January 26, 2000 (inception) through June 30,
	2004	2003	2004

Revenues	$ -	$ 1,200	$ 34,540

Cost of revenues	-	1,500	36,325
	-	(300)	(1,785)

Operating expenses	7,240	9,402	71,580

Net loss	$ (7,240)	$ (9,702)	$ (73,365)

Loss per share – basic and diluted	$ (0.001)	$ (0.001)	$ (0.01)

Weighted average shares outstanding – basic and diluted	6,850,000	6,850,000	6,631,791

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		Cumulative from January 26, 2000 (inception) through June 30,
	2004	2003	2004
Cash flows from operating activities
Net (loss) income	$ (7,240)	$ (9,702)	$ (73,365)
Changes in assets and liabilities
Accounts receivable	-	-	-
Prepaid expenses	-	-	-
Accounts payable	-	-	-
Accrued expenses	-	-	-
Deferred revenue	-	-	-
	(7,240)	(9,702)	(73,365)
Net cash used in operating activities	(7,240)	(9,702)	(73,365)

Cash flows from investing activities
Liability assumed in acquisition	-	-	(108)
Net cash used in investing activities	-	-	(108)

Cash flows from financing activities
Deferred offering costs	-	-	(17,026)
Proceeds from note payable	-	-	20,000
Payments on notes payable	-	-	(20,000)
Proceeds from issuance of common stock, net of offering costs	-	-	95,250
Net cash provided by financing activities	-	-	78,224

Net (decrease) increase in cash	(7,240)	(9,702)	4,751

Cash, beginning of period	11,991	25,807	-

Cash, end of period	$ 4,751	$ 16,105	$ 4,751

ITEM  2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Because we were not successful in our plan to provide corporate communication website systems to any substantial number of customers, we made the decision to cease operations on December 31, 2003.  We are now considered a “blank check” company.

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

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2004 and 2003

The Company generated no revenue during the three month period ended June 30, 2004 compared to revenue of $540 during the three month period ended June 30, 2003. The Company ceased operations on December 31, 2003 and did not generate any revenue during the six-month period ended June 30, 2004.  During the same six-month period in 2003, the Company generated $1,200 in revenue.

The Company had operating expenses of $3,302 during the three months ended June 30, 2004, resulting in an equal net loss of $3,302. During the same three-month period in 2003, the Company experienced $500 in cost of sales resulting in a profit before operating expenses of $40. Operating expenses for the three-month period ended June 30, 2003 were $3,230 resulting in a net loss of $3,190.

Expenses during the six-month period ended June 30, 2004 consisted of $7,240, resulting in a net loss of $7,240. Expenses during the comparable six-month period in 2003 consisted of $1,500 in cost of sales resulting in a loss before operating expenses of $300. Operating expenses for the six-month period ended June 30, 2003 were $9,402 resulting in a net loss of $9,702. Expenses during the first six months of 2004 and 2003 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on January 26, 2000 through June 30, 2004 was $73,365.

Liquidity and Capital Resources

At June 30, 2004, the Company’s total assets consisted of $4,751 in cash with no liabilities.   At December 31, 2003, the Company had total assets consisting of $11,991 in cash with no liabilities. As a result, stockholders' equity totaled $4,751 for the three months ended June 30, 2004 compared to total stockholders' equity of $11,991 at December 31, 2003.

The Company has no material commitments for the next twelve months.  The Company only has $4,751 in cash on hand and will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Online Holdings during the quarter ended June 30, 2004.

Exhibit Number	Title	Location
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE HOLDINGS, INC.

Date: August 4, 2004

By: _/s/ Dennis Lairamore_____

Dennis Lairamore

CEO and Chief Financial Officer