Form 10QSB
period 2004-09-30
ONLINE HOLDINGS INC
filed 2004-11-12
CIK 1158694

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2004 was 6,850,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                              ONLINE HOLDINGS, INC.

                                      INDEX

                                                                           Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                             3

          Consolidated Balance Sheets September 30, 2004 and December 31,
          2003                                                                3

          Consolidated Statements of Operations (Unaudited) for the Three
          Months Ended September 30, 2004 and 2003                            4

          Consolidated Statements of Operations (Unaudited) for the Nine
          Months Ended September 30, 2004 and 2003 and since inception
          January 26, 2000 through September 30, 2004                         5

          Consolidated Statements of Cash Flows (Unaudited) for the Nine
          Months Ended September 30, 2004 and 2003 and Since Inception
          January 26, 200 Through September 30, 2004                          6

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                   7-10

          Item 3.  Controls and Procedures                                   10

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          10

          Signatures                                                         11

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




                          CONSOLIDATED BALANCE SHEETS


                                                       September 30,    December 31,
                                                           2004             2003
                                                      ---------------  --------------
                                                        (Unaudited)
                                     ASSETS
Current assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . .  $       18,230   $      11,991
                                                      ---------------  --------------

Total assets . . . . . . . . . . . . . . . . . . . .  $       18,230   $      11,991
                                                      ===============  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Note payable - stockholder . . . . . . . . . . . . .  $       15,000               -
                                                      ---------------  --------------
Total current liabilities. . . . . . . . . . . . . .          15,000               -

Stockholders' equity
 Preferred stock, authorized 5,000,000 shares, $.001  $            -   $           -
par value; none issued or outstanding
 Common stock, authorized 100,000,000 shares, $.001.           6,850           6,850
par value; 6,850,000 shares issued and outstanding
 Additional paid-in capital. . . . . . . . . . . . .          74,374          74,374
 Deficit accumulated during the development stage. .         (77,994)        (69,233)
                                                      ---------------  --------------
       Total stockholders' equity. . . . . . . . . .           3,230          11,991
                                                      ---------------  --------------

Total liabilities and stockholders' equity . . . . .  $       18,230   $      11,991
                                                      ===============  ==============



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 For the Three Months Ended
                                                         September 30,
                                                 --------------------------
                                                    2004          2003
                                                 -----------  -------------
Revenues. . . . . . . . . . . . . . . . . . . .  $        -   $       880

Cost of revenues. . . . . . . . . . . . . . . .           -           800
                                                 -----------  -------------
                                                          -            80

Operating expenses. . . . . . . . . . . . . . .       1,542         2,001
                                                 -----------  -------------

Net loss. . . . . . . . . . . . . . . . . . . .  $   (1,542)  $    (1,921)
                                                 ===========  =============

Loss per share - basic and diluted. . . . . . .  $  (0.0002)  $   (0.0003)
                                                 ===========  =============

Weighted average shares outstanding - basic and
diluted . . . . . . . . . . . . . . . . . . . .   6,850,000     6,850,000
                                                 ===========  =============


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               Cumulative
                                                                  from
                                                               January 26,
                                                                  2000
                                           For the Nine        (inception)
                                           Months Ended          through
                                           September 30,       September 30,
                                     ------------------------
                                        2004         2003         2004
                                     -----------  -----------  -------------
Revenues. . . . . . . . . . . . . .  $        -   $    2,080   $     34,540

Cost of revenues. . . . . . . . . .           -        2,300         36,325
                                     -----------  -----------  -------------
                                              -         (220)        (1,785)

Operating expenses. . . . . . . . .       8,761       11,403         73,101
                                     -----------  -----------  -------------

Net loss. . . . . . . . . . . . . .  $   (8,761)  $  (11,623)  $    (74,886)
                                     ===========  ===========  =============

Loss per share - basic and diluted.  $   (0.001)  $   (0.002)  $      (0.01)
                                     ===========  ===========  =============

Weighted average shares outstanding
- basic and diluted . . . . . . . .   6,850,000    6,850,000      6,649,202
                                     ===========  ===========  =============



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Cumulative
                                                                           from
                                                                        January 26,
                                                                           2000
                                                     For the Nine       (inception)
                                                     Months Ended         through
                                                     September 30,     September 30,
                                                  -------------------
                                                    2004      2003         2004
                                                  --------  ---------  ------------
Cash flows from operating activities
 Net (loss) income . . . . . . . . . . . . . . .  $(8,761)  $(11,623)  $   (74,886)
                                                  --------  ---------  ------------
Changes in assets and liabilities
 Accounts receivable . . . . . . . . . . . . . .        -          -             -
 Prepaid expenses. . . . . . . . . . . . . . . .        -          -             -
 Accounts payable. . . . . . . . . . . . . . . .        -          -             -
 Accrued expenses. . . . . . . . . . . . . . . .        -          -             -
 Deferred revenue. . . . . . . . . . . . . . . .        -          -             -
                                                  --------  ---------  ------------
                                                   (8,761)   (11,623)      (74,886)
                                                  --------  ---------  ------------
       Net cash used in operating activities . .   (8,761)   (11,623)      (74,886)
                                                  --------  ---------  ------------

Cash flows from investing activities
 Liability assumed in acquisition. . . . . . . .        -          -          (108)
                                                  --------  ---------  ------------
       Net cash used in investing activities . .        -          -          (108)
                                                  --------  ---------  ------------

Cash flows from financing activities
 Deferred offering costs . . . . . . . . . . . .        -          -       (17,026)
 Proceeds from note payable - stockholders . . .   15,000          -        35,000
 Payments on notes payable - stockholders. . . .        -          -       (20,000)
 Proceeds from issuance of common stock,
net of offering costs. . . . . . . . . . . . . .        -          -        95,250
                                                  --------  ---------  ------------
       Net cash provided by financing activities   15,000          -        93,224
                                                  --------  ---------  ------------

Net (decrease) increase in cash. . . . . . . . .    6,239    (11,623)       18,230

Cash, beginning of period. . . . . . . . . . . .   11,991     25,807             -
                                                  --------  ---------  ------------

Cash, end of period. . . . . . . . . . . . . . .  $18,230   $ 14,184   $    18,230
                                                  ========  =========  ============

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

We operated through E-Site Technologies, Inc., our wholly owned subsidiary. E-Site was founded in Colorado on January 26, 2000. On August 2, 2001, we exchanged 4,000,000 shares of Online common stock for 10,000 shares of E-Site Technologies. This represented all of the issued and outstanding shares of E-Site. As a result, E-Site became a wholly owned subsidiary of Online Holdings.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

The Company generated no revenue during the three month period ended September 30, 2004 compared to revenue of $880 during the three month period ended September 30, 2003. The Company ceased operations on December 31, 2003 and did not generate any revenue during the nine-month period ended September 30, 2004. During the same nine-month period in 2003, the Company generated $2,080 in revenue.

The Company had operating expenses of $1,542 during the three months ended September 30, 2004, resulting in an equal net loss of $1,542. During the same three-month period in 2003, the Company experienced $800 in cost of sales resulting in a profit before operating expenses of $80. Operating expenses for the three-month period ended September 30, 2003 were $2,001 resulting in a net loss of $1,921.

Expenses during the nine-month period ended September 30, 2004 consisted of $8,761, resulting in an equal net loss of $8,761. Expenses during the comparable nine-month period in 2003 consisted of $2,300 in cost of sales resulting in a loss before operating expenses of $220. Operating expenses for the nine-month period ended September 30, 2003 were $11,403 resulting in a net loss of $11,623. Expenses during the first nine months of 2004 and 2003 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on January 26, 2000 through September 30, 2004 was $74,886.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2004, the Company's total assets consisted of $18,230 in cash. The Company had $15,000 in liabilities at September 30, 2004 consisting of a note payable to our sole Officer and Director, Dennis Lairamore. The note is payable on demand and bears no interest. At December 31, 2003, the Company had total assets consisting of $11,991 in cash with no liabilities. As a result, stockholders' equity totaled $3,230 for the three months ended September 30, 2004 compared to total stockholders' equity of $11,991 at December 31, 2003.

The Company has no material commitments for the next twelve months. The Company only has $18,230 in cash on hand with liabilities of $15,000. Management believes the Company will require additional capital to meet its liquidity needs. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

 ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Online Holdings during the quarter ended September 30, 2004.



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

                                   ONLINE  HOLDINGS,  INC.


Date:  November 8,  2004           By: /s/ Dennis  Lairamore
                                   -----------------------------------
                                   Dennis  Lairamore
                                   CEO  and  Chief  Financial  Officer