Form 10KSB
period 2004-12-31
ONLINE HOLDINGS INC
filed 2005-03-31
CIK 1158694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

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

                                                            incorporation or organization)

8035 South Logan Court, Littleton, CO  80121

(Address of principal executive offices)

303-257-1619

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

On December 31, 2004 the aggregate market value of the voting stock of Online Holdings, Inc. held by non-affiliates of the registrant was $-0-.  There is currently no public market for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $-0-.  At December 31, 2004 there were 6,850,000 shares of common stock of the registrant outstanding, par value $.001.

The issuer’s revenue for its most recent fiscal year was: $-0-.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format:  Yes [   ]  No [ X ]

FORM 10-KSB

ONLINE HOLDINGS, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

Item 8B. Other Information

		5 6 7 7 7 7
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		7 8 8 9 9 10
	Signatures	11

(Inapplicable items have been omitted)

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

As of December 31, 2004, there were approximately 46 shareholders of record holding 6,850,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2004 and 2003

The Company had no revenue from operations for the year ended December 31, 2004 compared to $2,740 in revenue for the year ended December 31, 2003.  Operating expenses were $23,316 for the year ended December 31, 2004 compared to $13,656 for the year ended December 31, 2003.  Expenses during 2004 consisted largely of legal and accounting fees.

The Company realized a net loss of $23,316 for the year ended December 2004 compared to a net loss of $13,816 for the year ended December 2003.

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

Liquidity and Capital Resources

At December 31, 2004 our assets consisted of $4,242 in cash.  We had liabilities at December 31, 2004 consisting of $567 in accrued expenses and $15,000 in notes payable for total liabilities of $15,567.  Stockholders’ deficit totaled $11,325 for the year ended December 31, 2004 compared to $11,991 for the year ended December 31, 2003. We have no capital commitments for the next 12 months.

We anticipate that our expenses for the next twelve months will be approximately $6,500.  In the past year we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Plan of Operation

We ceased operations in December 31, 2003.  Resumption of operations is contingent upon the results of our investigation into new capital and business opportunities. Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct and included it as an exhibit to our 2002 10-KSB filed March 31, 2003.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on Page 13.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Dennis Lairamore	36	Chief Executive Officer and Chief Financial Officer	2001

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Dennis Lairamore Chief Executive Officer Chief Financial Officer	2004 2003 2002	-0- -0- 14,500	-0- -0- -0-	-0- -0- -0-

In July of 2001 we adopted a long-term stock incentive plan.  At the date of this report, we have not issued any options under the plan.  We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 6,850,000 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Dennis Lairamore (1) 5957 South Birch Way Littleton, CO 80121	Common	5,000,000	72.99%
Libco Equities, Inc. C/O 899 South Artistic Circle Springville, UT 84663 Bateman Dynasty LC 1065 West 1150 South Provo, UT 84601 Gary J. McAdam (2) 14 Red Tail Drive Highlands Ranch, CO 80126	Common Common Common	416,000 400,000 416,000	6.07% 5.84% 6.07%
Officers and Directors as a group One Person	Common	5,000,000	72.99%

(1)

Officer and Director

(2) 404,000 shares representing 5.89% of total shares held in the name of Fortune Seekers, an entity owned and controlled by Gary J. McAdam. 4,000 shares representing 0.06% of total shares held in the name of GJM Trading Partners LTD, an entity owned and controlled by Gary J. McAdam.  4,000 shares representing 0.06% of total shares held in the name of Growth Ventures, Inc., an entity owned and controlled by Gary J. McAdam and 4,000 shares representing 0.06 of the total shares held in the name of Gary J. McAdam.

Item 12. Certain Relationships and Related Transactions.

The Company has entered into a sublicense agreement with 1st Accredited Venture Capital LLLP (“1st Accredited”) to use certain technology used in the company’s website system solutions. Dennis Lairamore, the President and primary stockholder of the Company, is the general partner of 1st Accredited. As part of the sublicense agreement, 1st Accredited receives either co-ownership of a client’s contact management database or a fee of $20,000. For the years ended December 31, 2003 and 2002, the Company paid no fees to 1st Accredited to develop or host a website for a customer of the Company.

The Company has an outstanding note payable dated September 30, 2004 to Dennis Lairamore in the amount of $15,000 with interest at the rate of 15% per annum, payable within 8 months from the date of the note or upon demand.

Item 13. Exhibits and Reports on Form 8-K.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.1 to its 2002 Form 10KSB.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit 3(I)

Articles of Incorporation*

Exhibit 3(ii)

Bylaws*

Exhibit 14

Code of Ethics**

Exhibit 31.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* Incorporated by reference. Filed as exhibit to SB-2 filed December 19, 2001

**Incorporated by reference. Filed as exhibit to 2002 10KSB filed March 2003

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Online Holdings’ annual financial statement and review of financial statements included in Online Holdings’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,500 for fiscal year ended 2004 and $5,250 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2003.

All Other Fees

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

Date: March 30,2005

By: /s/ Dennis Lairamore

Dennis Lairamore

CEO and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2005

By: /s/ Dennis Lairamore

Dennis Lairamore

Director

Table of Contents

Page

Independent Auditors’ Report

13

Consolidated Financial Statements

Consolidated Balance Sheet

14

Consolidated Statements of Operations

15

Consolidated Statement of Stockholders’ Deficit

16

Consolidated Statements of Cash Flows

17

Notes to Consolidated Financial Statements

18

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Online Holdings, Inc. and Subsidiaries

Littleton, Colorado

We have audited the accompanying consolidated balance sheet of Online Holdings, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003 and cumulative from January 26, 2000 (inception) through December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Holdings, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and cumulative from January 26, 2000 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company is in the development stage and has a stockholder deficit of $11,325.  The planned principal operations had commenced, but there has been no significant revenue therefrom.  This condition raises substantial doubt about the Company’s ability as a going concern.  Management’s plans regarding these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

March 30, 2005

Denver, Colorado

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Balance Sheet

December 31, 2004

Assets
Current assets
Cash	$ 4,242

Total assets	$ 4,242

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accrued expenses	$ 567
Notes payable - stockholder	15,000
Total current liabilities	15,567

Commitments

Stockholders’ equity (deficit)
Preferred stock, authorized 5,000,000 shares, $.001 par value; none issued or outstanding	$ -
Common stock, authorized 100,000,000 shares, $.001 par value; 6,850,000 shares issued and outstanding	6,850
Additional paid-in capital	74,374
Deficit accumulated during the development stage	(92,549)
Total stockholders’ equity (deficit)	(11,325)

Total liabilities and stockholders’ equity (deficit)	$ 4,242

See notes to consolidated financial statements.

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended December 31,		Cumulative from January 26, 2000 (inception) through December 31,
	2004	2003	2004

Revenues	$ 0	$ 2,740	$ 34,540

Cost of revenues	0	2,900	36,325
	0	(160)	(1,785)

Operating expenses	23,316	13,656	87,656

Net loss	$ (23,316)	$ (13,816)	$ (89,441)

Loss per share – basic and diluted	$ (0.003)	$ (0.002)	$ (0.013)

Weighted average shares outstanding - basic and diluted	6,850,000	6,850,000	6,664,000

See notes to consolidated financial statements.

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balance, January 26, 2000 (inception)	-	$ -	$ -	$ -	$ -

Issuance of common stock for cash	10,000	1,000	-	-	1,000

Net loss	-	-	-	(1,000)	(1,000)

Balance, December 31, 2000	10,000	1,000	-	(1,000)	-

Issuance of common stock in connection with reverse acquisition	3,990,000	3,000	-	(3,108)	(108)

Issuance of common stock for cash	2,200,000	2,200	10,800	-	13,000

Net loss	-	-	-	(15,607)	(15,607)

Balance, December 31, 2001	6,200,000	6,200	10,800	(19,715)	(2,715)

Issuance of common stock for cash	650,000	650	63,574	-	64,224

Net loss	-	-	-	(35,702)	(35,702)

Balance, December 31, 2002	6,850,000	6,850	74,374	(55,417)	25,807

Net loss	-	-	-	(13,816)	(13,816)

Balance, December 31, 2003	6,850,000	6,850	74,374	(69,233)	11,991

Net loss	-	-	-	(23,316)	(23,316)

Balance, December 31, 2004	$ 6,850,000	$ 6,850	$ 74,374	$ (92,549)	$ (11,325)

See notes to consolidated financial statements.

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,		Cumulative from January 26, 2000 (inception) through December 31,
	2004	2003	2004

Cash flows from operating activities
Net loss	$ (23,316)	$ (13,816)	$ (89,441)
Changes in assets and liabilities
Accrued expenses	567	-	567

Net cash used by operating activities	(22,749)	(13,816)	(88,874)

Cash flows from investing activities
Liability assumed in acquisition	-	-	(108)
Net cash used in investing activities	-	-	(108)

Cash flows from financing activities
Deferred offering costs	-	-	(17,026)
Proceeds from note payable	15,000	-	35,000
Principal payments on notes payable	-	-	(20,000)
Proceeds from issuance of common stock	-	-	95,250
Net cash provided by financing activities	15,000	-	93,224

Net increase (decrease) in cash	(7,749)	(13,816)	4,242

Cash, beginning of period	11,991	25,807	-

Cash, end of period	$ 4,242	$ 11,991	$ 4,242

Supplemental disclosure of non-cash investing activities:

During the year ended December 31, 2001, the Company entered into a merger agreement, which has been accounted for as a reverse acquisition.

During the year ended December 31, 2002, deferred offering costs of $17,026 were netted against proceeds from the issuance of common stock.

See notes to consolidated financial statements.

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Online Holdings, Inc. and Subsidiaries (the “Company”), was incorporated July 27, 2001 in the state of Nevada.  The Company is organized for the purpose of developing and marketing easily maintained website systems.  The Company ceased business operations effective December 31, 2003.  Prior to ceasing business operations, the Company operated through its wholly owned subsidiary, E-Site Technologies, Inc., a Colorado corporation that was incorporated January 26, 2000.

The Company is a development stage company that has had only a small amount of revenue from operations since inception, which raises substantial doubt about the entity’s ability to continue as a going concern.  There is no assurance that the Company will generate revenue or earn profit in the future.

Management’s Plans

The Company ceased operations in December 31, 2003.  Resumption of operations is contingent upon the results of the Company’s investigation into new capital and business opportunities. The Company’s  current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  Although there are no firm commitments, the Company will rely on advances from its management until an acquisition is consummated.

Reorganization

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

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

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

Income Taxes

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standard No. 130 (“SFAS 130”), Comprehensive Income.  There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amount of cash approximates fair value due to the short-term maturity of these instruments.  The carrying amount of note payable – stockholder approximate the interest rate on debt with similar terms available to the Company.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R "Share-Based Payment," a revision to FASB No. 123. SFAS 123R replaces existing requirements under SFAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. Management believes this Statement will currently have no impact on the financial statements of the Company once adopted.

Note 2 – Related Party Transactions

The Company has entered into a sublicense agreement with 1st Accredited Venture Capital LLLP (“1st Accredited”) to use certain technology used in the Company’s website system solutions.  The President and primary stockholder of the Company is the general partner of 1st Accredited.  As part of the sublicense agreement, 1st Accredited receives either co-ownership of a clients contact management database or a fee of $20,000.  For the years ended December 31, 2003 and 2002, the Company paid no fees to 1st Accredited to develop or host a website for a customer of the Company.

Note 3 – Note Payable – Stockholder

The Company’s sole officer and primary stockholder made an unsecured demand loan to the Company bearing interest at 6% annually.  The balance outstanding at December 31, 2004 was $15,000.  The Company has also accrued $567 of interest on this note as of December 31, 2004.

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 4 – Income Taxes

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

Financial statement and tax return temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003

Loss carryforwards	$ 13,350	$ 9,919
Valuation allowance	(13,350)	(9,919)

Net deferred tax assets and liabilities	$ -	$ -

No tax consequences have been recognized in the statement of operations due to the Company generating taxable losses.  A valuation allowance has been established, which offsets any deferred tax asset or deferred benefit due to the Company not yet demonstrating that utilization of deferred tax assets will be realized.  As of December 31, 2004, the company has net operating loss carry-forwards for tax purposes of approximately $89,000.  If not used, these carry-forwards will expire between 2020 and 2024.

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.

	December 31,
	2004	2003

Computed income taxes at the statutory rate	15%	15%
State income taxes, net of Federal tax benefit	3	3
Valuation allowance	(18)	(18)

	- %	- %

ONLINE HOLDINGS, INC. AND SUBSIDIARIES

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 5 – Stockholders’ Equity

Common Stock

The company completed its public offering in July of 2002.  The Company issued 650,000 shares of $0.001 par value common stock at $0.125 per share.  In connection with the public offering, the Company paid offering costs of $17,026, which were netted against the proceeds received.

Note 6 – 2001 Stock Incentive Plan

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for all stock option plans.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.  To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

In August 2001, the Company adopted the 2001 Long-Term Stock Incentive Plan (the “Plan”), which provides for the grant to employees, officers, directors and consultants stock options or stock appreciation rights (”SAR”) up to an aggregate of 2,500,000 shares of common stock, consisting of both incentive stock options and non-qualified options.  The exercise price is determined by a committee elected by the board of directors at the time the Option or SAR is granted at an exercise price of not less than 100% of the fair market value of the common stock, on the date of grant.  To date no options or SARs have been granted under the Plan.