Form 10QSB
period 2005-03-31
ONLINE HOLDINGS INC
filed 2005-05-16
CIK 1158694

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                                                          incorporation or organization)

959 South 2300 East, Springville, Utah 84663

(Address of principal executive offices)

801-491-9401

(Issuer’s telephone number)

5957 South Birch Way Littleton, CO 80121

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 6,850,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

FORM 10-QSB

ONLINE HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets March 31, 2005 and December 31, 2004

Statements of Operations for the Three Months Ended March 31, 2005 and 2004

Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7-11 11
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	11 12
	Signatures	13

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

ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

__________________________________________________________________________

March 31,

December 31,

   2005

       2005

_____________________________________________________________________________

ASSETS

Current Assets:

  Cash

$       2,547

$

4,242

            _________

___________

Total Current Assets

         2,547

4,242

_________

___________

Total Assets

$       2,547                  $

4,242

========

==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

  Accounts payable

$      3,935

$

       -

  Accrued interest payable - Related party

        1,122

     567

  Notes payable - related party

      15,000

15,000

_________

____________

Total Current Liabilities

$    20,057

$

15,567

Stockholders' Deficit (Note 7):

  Preferred stock,  5,000,000 shares authorized,

$.001 par value; none issued and outstanding

              -

        -

  Common stock, 100,000,000 shares authorized,

$.001 par value; 6,850,000 shares issued and

outstanding,

       6,850

 6,850

  Additional paid-in capital

     74,374

           74,374

  Accumulated deficit

   (98,734)

          (92,549)

                                    _________

___________

Total Stockholders' Deficit

   (17,510)

          (11,325)

_________

___________

Total Liabilities and Stockholders' Deficit

$      2,547

$

 4,242

========

==========

The accompanying notes are an integral part of the financial statements.

ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

_____________________________________________________________________________

Quarter Ended

Quarter Ended

March  31,

March 31,

   2005

       2004

_____________________________________________________________________

Sales

$          -            $          -

Cost of Sales

            -                        -

________            ________

Gross Profit

-                        -

Operating Expenses

     5,630                  3,939

________            ________

Operating Loss

    (5,630)               (3,939)

Interest Expense

        555                         -

________            ________

Net Loss

$  (6,185)           $  (3,939)

=======            =======

Basic Loss Per Share

$    (0.00)           $    (0.00)

=======           =======

Basic Weighted Average

Shares Outstanding

6,850,000

   6,850,000

=======          ========

The accompanying notes are an integral part of the financial statements.

ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

___________________________________________________________________________

Quarter Ended     Quarter Ended

      March 31,         March 31,

         2005                2004

____________________________________________________________________________

Cash Flows From Operating Activities:

Net loss

                            $   (6,185)       $     (3,939)

  Adjustments to reconcile net loss to net

   cash used in operating activities:

      Changes in current assets and current liabilities:

        Decrease in accounts receivable

     -                       -

        Increase in accounts payable

          3,935                       -

        Increase in accrued expenses

 555                       -

         ______            ______

Net Cash Used in Operating Activities

         (1,695)

          (3,939)

        ______             ______

Cash Flows From Financing Activities:

     -

      -

              ______             ______

Net Cash Provided By Financing Activities

     -

       -

        ______             ______

Net Change in Cash

         (1,695)            (3,939)

Cash, beginning of period

          4,242

        11,991

       _______           ______

Cash, end of period

      $  2,547

       $ 8,052

      =======          ======

Cash Paid During the Year For:

  Interest

       $         -            $        -

       ======           ======

  Income Taxes

       $         -            $        -

       ======           ======

The accompanying notes are an integral part of the financial statements.

Online Holdings, Inc.

Notes to Financial Statements

(Unaudited)

1.

Interim Reporting - BASIS OF PRESENTATION

Summary of issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10-KSB, dated December 31, 2004.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that my be expected for the year ended December 31, 2005.

2.

Related Party Transactions

A major shareholder made an unsecured demand loan to the Company bearing interest at 6% annually.  The balance outstanding at March 31, 2005 was $15,000.  The Company has also accrued $1,122 of interest on the note as of March 31, 2005.  Subsequent to the date of this report, Mr. Shaun Carter acquired control of our Company by purchasing 20,000,000 shares of restricted common stock in exchange for $20,000.  As a result of the stock purchase and the cancellation of 3,000,000 shares by our former officer and director, Mr. Carter acquired 83.9% of the Company.  Mr. Dennis Lairamore resigned his position as an Officer and Director of our Company after the appointment of Mr. Carter as President and Director.  As a part of the change in control we changed our address to Springville, Utah.

3.

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

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

Subsequent to the date of this report, Mr. Shaun Carter acquired control of our Company by purchasing 20,000,000 shares of restricted common stock in exchange for $20,000.  As a result of the stock purchase and the cancellation of 3,000,000 shares by our former officer and director, Mr. Carter acquired 83.9% of the Company.  Mr. Dennis Lairamore resigned his position as an Officer and Director of our Company after the appointment of Mr. Carter as President and Director.  As a part of the change in control we changed our address to Springville, Utah.

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

Employees

We do not have any employees and do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.

Description of Property

We do not currently own any property.  As a part of the change in control we moved our office to Springville, Utah where our president provides office space at no charge.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of Operations for the Three Month Periods Ended March 31, 2005 and 2004

The Company generated no revenue during the three month periods ending March 31, 2005 and 2004.

The Company had operating expenses of $6,185 during the three months ended March 31, 2005, resulting in an equal net loss of $6,185. During the same three-month period in 2004, the Company had operating expenses of $3,939 resulting in an equal net loss of $3,939. Expenses during the first three months of 2005 and 2004 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on January 26, 2000 through March 31, 2005 was $98,734.

Liquidity and Capital Resources

At March 31, 2005, the Company’s total assets consisted of $2,547 in cash. The Company had total liabilities of $20,057 at March 31, 2004 with were comprised of $3,935 in accounts payable, $1,122 in related party accrued interest, and $15,000 in related party notes payable.   At December 31, 2004, the Company had total assets consisting of $4,242 in cash.  The Company had liabilities of $15,567 at December 31, 2004 consisting of $567 in related part interest, and $15,000 in related party notes payable. As a result, stockholders' deficit totaled $17,510 at March 31, 2005 compared to total stockholders' deficit of $11,325 at December 31, 2004.

The Company has no material commitments for the next twelve months.  The Company only has $2,547 in cash on hand and will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities

On April 25, 2005, we sold 20,000,000 shares of our restricted common stock to Shaun Carter in exchange for $20,000.  The consideration was paid $10,000 at the time of the transaction and $10,000 in the form of a one year promissory note bearing interest at 5% per year.  The shares were sold in a private transaction in reliance on Section 4(2) of the Act and no commissions were paid on the transaction.  In further consideration of this transaction, Dennis Lairamore cancelled 3,000,000 shares of our Company’s common stock.

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Subsequent to this report a Form 8-K was filed on April 27, 2005.  The Form 8-K stated the terms of the change in control of our Company to Shaun Carter through the purchase of 20,000,000 shares of our common stock for cash and a promissory note.  Our former president, Dennis Lairamore, cancelled 3,000,000 shares of common stock and resigned from his positions with our Company.  Shaun Carter was appointed as the sole officer and director.  In addition, we moved our office to Springville, Utah.

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

 32.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE HOLDINGS, INC.

Date: May 16, 2005

By: /s/ Shaun Carter

Shaun Carter

Chief Executive Officer and

Chief Financial Officer