Form 10QSB
period 2005-06-30
ONLINE HOLDINGS INC
filed 2005-08-12
CIK 1158694

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of June 30, 2005 was 23,850,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

FORM 10-QSB

ONLINE HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets June 30, 2005 and December 31, 2004

Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 8-11 11
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

ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current Assets:
Cash	$ 7,566	$ 4,242
Interest Receivable	89	-

Total Current Assets	7,655	4,242

Total Assets	$ 7,655	$ 4,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$ 4,006	$ -
Notes payable	15,000	15,000
Interest payable	1,683	567

Total Current Liabilities	20,689	15,567

Stockholders' Deficit (Note 7):
Preferred stock, 5,000,000 shares authorized,
$.001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$.001 par value; 23,850,000 and 6,850,000
shares issued and outstanding	26,850	6,850
Additional paid-in capital	74,374	74,374
Subscription receivable	(10,000)	-
Accumulated deficit	(104,258)	(92,549)

Total Stockholders' Deficit	(13,034)	(11,325)

Total Liabilities and Stockholders' Deficit	$ 7,655	$ 4,242

The accompanying notes are an integral part of the financial statements.

ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30,

	2005	2004	2005	2004

Sales	$ 0	$ 0	$ 0	$ 0
Cost of Sales	0	0	0	0
Gross Profit	0	0	0	0

Costs and expenses:
General and administrative expenses	5,071	3,302	10,701	7,240
Interest expense	561	0	1,116	0
Total Cost and expenses	(5,632)	(3,302)	(11,817)	(7,240)

Other Income
Other Income	19	0	19	0
Interest Income	89	0	89
Total Other Income	108	0	108	0

Income tax provision (Note 3)	--	--	--	--
Net loss	$ (5,524)	$ (3,302)	$(11,709)	$(7,240)

Basic and diluted loss per common share	$(0.000)	$(0.000)	$(0.001)	$(0.001)

Basic weighted average shares outstanding	23,850,000	6,850,000	23,850,000	6,850,000

The accompanying notes are an integral part of the financial statements.

ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,

	2005	2004
Cash flows from operating activities
Net loss	$(11,709)	$ (7,240)

Changes in current assets and liabilities:
Interest receivable	(89)	0
Accounts payable and accrued expenses	5,122	0

Net cash flow (used in) operating activities	(6,676)	(7,240)

Cash flows from financing activities
Proceeds from Common Stock Issuance	10,000	0
Net cash flow provided by financing activities	10,000	0
Net change in cash	3,324	0
Cash at beginning of period	4,242	11,991

Cash at end of period	$ 7,566	$ 4,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 0	$ 0

Income taxes	$ 0	$ 0

The accompanying notes are an integral part of the financial statements.

Online Holdings, Inc.

Notes to Financial Statements

(Unaudited)

1.   Interim Reporting - BASIS OF PRESENTATION

Summary of issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10-KSB, dated December 31, 2004.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

2.   Related Party Transactions

A major shareholder made an unsecured demand loan to the Company bearing interest at 6% annually.  The balance outstanding at June 30, 2005 was $15,000.  The Company has also accrued $1,683 of interest on the note as of June 30, 2005.

On April 25, 2005, Mr. Shaun Carter acquired control of our Company by purchasing 20,000,000 shares of restricted common stock in exchange for $20,000.  The consideration was paid $10,000 at the time of the transaction and $10,000 in the form of a one year promissory note bearing interest at 5% per year.  As a result of the stock purchase and the cancellation of 3,000,000 shares by our former officer and director, Mr. Carter acquired 83.9% of the Company.  Mr. Dennis Lairamore resigned his position as an Officer and Director of our Company after the appointment of Mr. Carter as President and Director.  As a part of the change in control we changed our address to Springville, Utah.

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

On April 25, 2005, Mr. Shaun Carter acquired control of our Company by purchasing 20,000,000 shares of restricted common stock in exchange for $20,000.  As a result of the stock purchase and the cancellation of 3,000,000 shares by our former officer and director, Mr. Carter acquired 83.9% of the Company.  Mr. Dennis Lairamore resigned his position as an Officer and Director of our Company after the appointment of Mr. Carter as President and Director.  As a part of the change in control we changed our address to Springville, Utah.

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

Results of Operations for the Three Month Periods Ended June 30, 2005 and 2004

The Company had $108 in interest and other income during the three month period ending June 30, 2005 compared to no income during the same period in 2004.

The Company had general and administrative expenses of $5,071 and $561 in interest expense during the three months ended June 30, 2005, and resulting in a net loss of $5,524. During the same three-month period in 2004, the Company had general and administrative expenses of $3,302 resulting in an equal net loss of $3,302. Expenses during three months ended June 30, 2005 and 2004 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs.

Results of Operations for the Six Month Periods Ended June 30, 2005 and 2004

The Company had $108 in interest and other income during the six month period ending June 30, 2005 compared to no income during the same period in 2004.

The Company had general and administrative expenses of $10,701 and $1,116 in interest expense during the six months ended June 30, 2005, and resulting in a net loss of $11,709. During the same six-month period in 2004, the Company had general and administrative expenses of $7,240 resulting in an equal net loss of $7,240. Expenses during the first six months of 2005 and 2004 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs.

Liquidity and Capital Resources

At June 30, 2005, the Company’s assets consisted of $7,566 in cash and $89 in interest receivable resulting in total assets of $7,655. The Company had total liabilities of $20,689 at June 30, 2005 which were comprised of $4,006 in accounts payable, $1,683 in interest payable, and $15,000 in notes payable.   At December 31, 2004, the Company had total assets consisting of $4,242 in cash.  The Company had liabilities of $15,567 at December 31, 2004 consisting of $567 in interest payable, and $15,000 in notes payable. As a result, stockholders' deficit totaled $13,034 at June 30, 2005 compared to total stockholders' deficit of $11,325 at December 31, 2004.

The Company has no material commitments for the next twelve months.  The Company only has $7,566 in cash on hand and will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities

On April 25, 2005, we sold 20,000,000 shares of our restricted common stock to Shaun Carter in exchange for $20,000.  The consideration was paid $10,000 at the time of the transaction and $10,000 in the form of a one year promissory note bearing interest at 5% per year.  10,000,000 of the shares purchased were issued during the current quarter. The balance of the shares will be issued upon payment of the promissory note.  The shares were sold in a private transaction in reliance on Section 4(2) of the Act and no commissions were paid on the transaction.  In further consideration of this transaction, Dennis Lairamore cancelled 3,000,000 shares of our Company’s common stock.

Change in Control of the Company

On April 25, 2005, Mr. Shaun Carter acquired control of our Company by purchasing 20,000,000 shares of restricted common stock in exchange for $20,000.  As a result of the stock purchase and the cancellation of 3,000,000 shares by our former officer and director, Mr. Carter acquired 83.9% of the Company.  Mr. Dennis Lairamore resigned his position as an Officer and Director of the Company after the appointment of Mr. Carter as President and Director.

There are no arrangements or understandings among the former and new control persons and/or their associates with respect to election of directors or other matters.

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

Date: August 12, 2005

By: /s/ Shaun Carter

Shaun Carter

Chief Executive Officer and

Chief Financial Officer