Form 10QSB
period 2005-09-30
ONLINE HOLDINGS INC
filed 2005-11-14
CIK 1158694

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2005 was 23,850,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

FORM 10-QSB

ONLINE HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets Sept. 30, 2005 and December 31, 2004

Statements of Operations for the Three and Nine Months Ended Sept. 30, 2005 and 2004

Statements of Cash Flows for the Nine Months Ended Sept. 30, 2005 and 2004

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8 11
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	12 12
	Signatures	12

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

ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)

ASSETS

Current Assets:
Cash	$ 3,560	$ 4,242
Interest Receivable	215	--

Total Current Assets	3,775	4,242

Total Assets	$ 3,775	$ 4,242

Current Liabilities:
Accounts Payable	$ 3,196	$ --
Notes Payable	15,000	15,000
Interest Payable	2,244	567

Total Current Liabilities	20,440	15,567

Stockholders' Deficit (Note 7)
Preferred stock 5,000,000 shares authorized,
$.001 par value; none issued and outstanding
Common stock, 100,000,000 shares authorized,	23,850	6,850
$.001 par value; 23,850,000 and 6,850,000
shares issued and outstanding
Additional paid-in-capital	77,374	74,374
Subscription receivable	-10,000	--
Accumulated deficit	-107,889	-92,549

Total Stockholder's Deficit	-16,665	-11,325

Total Liabilities and Stockholders' Deficit	$ 3,775	$ 4,242

The accompanying notes are an integral part of the financial statements

ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

Sales	$ --	$ --	$ --	$ --
Cost of Sales	--	--	--	--
Gross Profit	--	--	--	--

Costs and expenses:
General and administrative expenses	3,196	1,542	13,897	8,761
Total cost and expenses	3,196	1,542	13,897	8,761

Other (Income) Expense
Interest Expense	561	--	1,677
Interest Income	(126)	--	(234)	--
Total Other Income	435	--	1443	--

Income Tax Provision (Note 3)
Net loss	$ 3,631	$ 1,542	$15,340	$ 8,761

Basic and diluted loss per common share	$0.0000	$0.0002	$0.0010	$0.0010

Basic weighted average shares outstanding	23,850,000	6,850,000	16,751,099	6,850,000

The accompanying notes are an integral part of the financial statements

ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30

	2005	2004

Cash flow from operating activities
Net Loss	$ (15,340)	$ (8,761)

Changes in current assets and liabilities:
Interest Receivable	(215)	0
Accounts Payable and accrued expenses	4,873	0

Net cash flow (used in) operating activities	(10,682)	(8,761)

Cash flow from financing activities
Proceeds from Common Stock Issuance	10,000	0
Proceeds from Note Payable – Stockholder	0	15,000
Net cash flow provided by financing activities	10,000	15,000

Net change in cash	(682)	6,239
Cash at beginning of the period	4,242	11,991

Cash at the end of the period	$ 3,560	$ 18,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 0	$ 0

Income taxes	$ 0	$ 0

The accompanying notes are an integral part of the financial statements

Online Holdings, Inc.

Notes to Financial Statements

(Unaudited)

1.

Interim Reporting – BASIS OF PRESENTATION

Summary of issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10-KSB, dated December 31, 2004.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months period ended September 30, 2005, are not necessarily indicative of the results that my be expected for the year ended December 31, 2005.

2.

Related Party Transactions

A major shareholder made an unsecured demand loan to the Company bearing interest at 15% annually.  The balance outstanding at September 30, 2005 was $15,000.  The Company has also accrued $2,244 of interest on the note as of September 30, 2005.

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

Results of Operations for the Three Month Periods Ended Sept. 30, 2005 and 2004

The Company had $126 in interest and other income during the three month period ending Sept. 30, 2005 compared to no income during the same period in 2004.

The Company had general and administrative expenses of $3,196 and $561 in interest expense during the three months ended Sept. 30, 2005, and resulting in a net loss of $3,631. During the same three-month period in 2004, the Company had general and administrative expenses of $1,542 resulting in an equal net loss of $1,542. Expenses during three months ended Sept. 30, 2005 and 2004 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs.

Results of Operations for the Nine Month Periods Ended Sept. 30, 2005 and 2004

The Company had $234 in interest and other income during the nine month period ending Sept. 30, 2005 compared to no income during the same period in 2004.

The Company had general and administrative expenses of $13,897 and $1,677 in interest expense during the nine months ended Sept. 30, 2005, and resulting in a net loss of $15,340. During the same nine-month period in 2004, the Company had general and administrative expenses of $8,761 resulting in an equal net loss of $8,761. Expenses during the first nine months of 2005 and 2004 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs.

Liquidity and Capital Resources

At Sept. 30, 2005, the Company’s assets consisted of $3,560 in cash and $215 in interest receivable resulting in total assets of $3,775. The Company had total liabilities of $20,440 at Sept. 30, 2005 which were comprised of $3,196 in accounts payable, $2,244 in interest payable, and $15,000 in notes payable.   At December 31, 2004, the Company had total assets consisting of $4,242 in cash.  The Company had liabilities of $15,567 at December 31, 2004 consisting of $567 in interest payable, and $15,000 in notes payable. As a result, stockholders' deficit totaled $16,665 at Sept. 30, 2005 compared to total stockholders' deficit of $11,325 at December 31, 2004.

The Company has no material commitments for the next twelve months.  The Company only has $3,560 in cash on hand and will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities

On April 25, 2005, we sold 20,000,000 shares of our restricted common stock to Shaun Carter in exchange for $20,000.  The consideration was paid $10,000 at the time of the transaction and $10,000 in the form of a one year promissory note bearing interest at 5% per year.  10,000,000 of the shares purchased were issued during the second quarter. The balance of the shares will be issued upon payment of the promissory note.  The shares were sold in a private transaction in reliance on Section 4(2) of the Act and no commissions were paid on the transaction.  In further consideration of this transaction, Dennis Lairamore cancelled 3,000,000 shares of our Company’s common stock.

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

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

Date: November 9, 2005

By: /s/ Shaun Carter

Shaun Carter

Chief Executive Officer and

Chief Financial Officer