Form 10KSB
period 2005-12-31
ONLINE HOLDINGS INC
filed 2006-03-30
CIK 1158694

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number

333-85460

ONLINE HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	84-1598154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

959 South 2300 East, Springville, Utah	84663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 801-491-9401

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes ☒     No ☐

State issuer’s revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  On December 31, 2005 the aggregate market value of the voting stock of Online Holdings, Inc. held by non-affiliates of the registrant was $-0-.  There is currently no public market for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At December 31, 2005 there were 23,850,000 shares of common stock of the registrant outstanding, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

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

Item 2.

Description of Property.

We do not currently own any property.  As a part of the change in control we moved our office to Springville, Utah where our president provides office space at no charge.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.

Legal Proceedings.

Management is not aware of any other current or pending legal proceedings involving Online Holdings or our officers or directors.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

There is currently no public market for our common stock.

As of December 31, 2005, there were approximately 62 shareholders of record holding 23,850,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations Years Ended December 31, 2005 and 2004

The Company had no revenue from operations for the year ended December 31, 2005 or December 31, 2004.  Operating expenses were $19,625 for the year ended December 31, 2005 compared to $22,749 for the year ended December 31, 2004.  Other expenses were $1,881 for the year ended December 31, 2005 compared to $567 for the same period in 2004.  Total net loss for the year ended December 31, 2005 was $21,506 compared to $23,316 for the same period in 2004.  Expenses during 2005 consisted mainly of legal and accounting fees.

Results of Operations Years Ended December 31, 2004 and 2003

The Company had no revenue from operations for the year ended December 31, 2004 compared to $2,740 in revenue for the year ended December 31, 2003.  Operating expenses were $22,749 for the year ended December 31, 2004 compared to $13,656 for the year ended December 31, 2003.  Expenses during 2004 consisted largely of legal and accounting fees.

The Company realized a net loss of $23,316 for the year ended December 2004 compared to a net loss of $13,816 for the year ended December 2003.

Liquidity and Capital Resources

At December 31, 2005 our assets consisted of $11,503 in cash and $340 in interest receivable.  We had liabilities at December 31, 2005 consisting of $6,869 in accounts payable, $15,000 in note payable to a stockholder and $2,805 interest payable to a stockholder.   Stockholders’ deficit totaled $12,831 for the year ended December 31, 2005 compared to $11,325 for the year ended December 31, 2004. We have no capital commitments for the next 12 months.

The Company’s former sole officer and stockholder made an unsecured demand loan to the Company bearing interest at 15% annually.  The balance outstanding at December 31, 2005 was $15,000 with accrued interest of $2,805 owing.

We anticipate that our expenses for the next twelve months will be approximately $20,000.  In the past year we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Item 7.

Financial Statements.

The financial statements of the Company appear at the end of this report beginning on Page 12.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

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

Item 8B.  Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Shaun Carter	30	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	March 2005

The following is a brief biography of our officer and director.

For the past five years, Shaun Carter has worked at Rocky Mountain Printing in Provo Utah. For the past year he has been the bindery foreman and prior to that he was a journeyman operator.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form

Shaun Carter, Sole Officer and Director 10% shareholder	1	0	0

Item 10. Executive Compensation.

In March 2005, Mr. Carter became our sole officer upon the resignation of Mr. Lairamore.  A summary compensation table for the previous three years is provided below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation

Shaun Carter Chief Executive Officer Chief Financial Officer	2005	-0-	-0-	-0-

Dennis Lairamore Chief Executive Officer Chief Financial Officer	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

In July of 2001 we adopted a long-term stock incentive plan.  At the date of this report, we have not issued any options under the plan.  We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2005, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 23,850,000 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Shaun Carter (1) 959 South 2300 East Springville, Utah 84663	Common	20,000,000	83.86%

Dennis Lairamore (1) 5957 South Birch Way Littleton, CO 80121	Common	2,000,000	8.38%

Officers and Directors as a group One Person	Common	20,000,000	83.86%

(1)

Officer and Director

Item 12.  Certain Relationships and Related Transactions.

The Company’s former sole officer and stockholder made an unsecured demand loan to the Company bearing interest at 15% annually.  The balance outstanding at December 31, 2005 was $15,000 with accrued interest of $2,805 owing.

Item 13.  Exhibits.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Online Holdings’ annual financial statement and review of financial statements included in Online Holdings’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,250 for fiscal year ended 2004 and $8,000 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE HOLDINGS, INC.

By: /s/ Shaun Carter

Shaun Carter

Chief Executive Officer and

Chief Financial Officer

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Shaun Carter

Shaun Carter, Sole Director

Date: March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Online Holdings, Inc.

Springville, Utah

We have audited the accompanying balance sheet of Online Holdings, Inc. as of December 31, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Holdings, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company ceased business operations in December 2003.  The Company has also incurred accumulated losses through December 31, 2005 of $114,055 and current liabilities exceed current assets by $12,831.  These conditions raise substantial doubt about the Company’s ability as a going concern.  Management’s plans regarding these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/  Ehrhardt Keefe Steiner & Hottman PC

      Ehrhardt Keefe Steiner & Hottman PC

February 16, 2006

Denver, Colorado

ONLINE HOLDINGS, INC.

Balance Sheet

December 31, 2005

Assets
Current Assets

Cash	$11,503
Interest Receivable	340

Total Current Assets	$11,843

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$6,869
Note Payable – stockholder	15,000
Interest Payable – stockholder	2,805

Total Current Liabilities	$24,674

Stockholders’ deficit
Preferred stock, authorized 5,000,000 shares, $.001 par value;	$-
none issued and outstanding
Common stock, authorized 100,000,000 shares, $.001 par value;
23,850,000 shares issued and outstanding	23,850
Additional paid-in capital	77,374
Accumulated deficit	(114,055)
Total stockholders’ deficit	(12,831)
Total liabilities and stockholders’ deficit	$11,843

See Notes to consolidated financial statements.

ONLINE HOLDINGS, INC.

Statements of Operations

	For the Years Ended December 31,
	2005	2004

Revenue	$0	$0

Cost of Revenue	$0	$0

	0	0

Operating Expenses	19,625	22,749

Net loss from operations	$(19,625)	$(22,749)

Other Income (expense)
Interest Income	359	0
Interest Expense	(2,240)	(567)

Total Other income(expense)	$(1,881)	$(567)

Net Loss	$(21,506)	$(23,316)

Loss per share
Basic and diluted	$(0.001)	$(0.003)

Weighted average shares
outstanding – basic & diluted	18,540,411	6,850,000

See notes to consolidated financial statements.

ONLINE HOLDINGS, INC.

Statement of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid- In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2003	6,850,000	$6,850	$74,374	$(69,233)	$11,991

Net loss	-	-	-	(23,316)	(23,316)

Balance, December 31, 2004	6,850,000	6,850	74,374	(92,549)	(11,325)

Issuance of common stock for
Cash	20,000,000	20,000	-	-	20,000

Cancellation of common stock	(3,000,000)	(3,000)	3,000	-	-

Net loss	-	-	-	(21,506)	(21,506)

Balance, December 31, 2005	23,850,000	$23,850	$77,374	$(114,055)	$(12,831)

See notes to consolidated financial statements.

ONLINE HOLDINGS, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004

Cash flows from operating activities
Net loss	$(21,506)	$(23,316)
Changes in assets and liabilities
Interest Receivable	(340)	0
Accounts Payable & Accrued expenses	9,107	567

Net cash used by operating activities	(12,739)	(22,749)

Cash flows from financing activities
Proceeds from note payable- stockholder	-	15,000
Proceeds from issuance of common Stock	20,000	-

Net Cash provided by financing activities	20,000	15,000

Net increase (decrease) in cash	7,261	(7,749)

Cash, beginning of period	4,242	11,991

Cash, end of period	$11,503	$4,242

Supplemental disclosure of non-cash investing activities:

The Company paid no interest during the years ended December 31, 2005 and 2004.

See notes to consolidated financial statements.

ONLINE HOLDINGS, INC.

Notes to Financial Statements

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

The Company is no longer considered a development stage company for the year ended December 31, 2005.  In prior years the Company had been classified as a development stage company.

Management’s Plan

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

ONLINE HOLDINGS, INC.

Notes to Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes result from temporary differences.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  The measurement of deferred tax assests in reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic Earnings Per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earning Per Share (SFAS 128).  SFAS 128 established new definitions for calculating and disclosing basic and diluted earning per share.  Basic earnings per share are based upon the weighted average number of shares outstanding as defined in SFAS 128.  Diluted earnings per shares is not presented, as there are no potential dilutive common shares.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standard No. 130 (“SFAS 130”), Comprehensive Income.  There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

ONLINE HOLDINGS, INC.

Notes to Financial Statements

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,”  a revision to FASB No. 123, SFAS 1223R replaces existing requirements under SFAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exception.  SFAS 123R also affects the pattern in which compensation costs is recognized, the accounting for employee share purchase plan, and the accounting for income tax effects of share-based payment transactions.  For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005.  Management believes this Statement will currently have no impact on the financial statements of the Company once adopted.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations, financial position or cash flows.

Reclassifications

Certain 2004 balances have been reclassified to conform with 2005 presentations.

Note 2 – Note Payable – Stockholder

The Company’s former sole officer and stockholder made an unsecured demand loan to the company bearing interest at 15% annually.  The Balance outstanding at December 31, 2005 was $15,000.  The Company has also accrued $2,805 of interest on this note as of December 31, 2005.

ONLINE HOLDINGS, INC.

Notes to Financial Statements

Note 3 – Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax liabilities and asset are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Financial statement and tax return temporary differences are carry forwards, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004

Loss carry-forwards	$16,500	$13,350

Valuation allowance	$(16,500)	$(13,350)

Net deferred tax assets and liabilities	$-	$-

No tax consequences have been recognized in the statement of operations due to the Company generating taxable losses.  A valuation allowance has been established, which offsets a deferred tax asset or deferred benefit due to the Company not yet demonstrating that utilization of deferred tax assets will be realized.  As of December 31, 2005, the company has net operating loss carry-forwards for tax purposes of approximately $111,000.  If not used, these carry-forwards will expire between 2020 and 2025.

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.

	December 31,
	2005	2004

Computed income taxes at the statutory rate	15%	15%
State income taxes, net of Federal tax benefit	3	3
Valuation allowance	(18)	(18)

	-%	-%

ONLINE HOLDINGS, INC.

Notes to Financial Statements

Note 5 – Stockholders’ Equity

Common Stock

In April of 2005, the Company issued 20,000,000 shares of its common stock to Shaun Carter of its $0.001 par value common stock for $20,000.  Shaun is currently the sole officer and director of the company.  In connection with this stock purchase, the Company’s former sole officer and director agreed to cancel 3,000,000 shares of his common stock in the Company.

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

In August 2001, the Company adopted the 2001 Long-Term Stock Incentive Plan (the “Plan”), which provides for the grant to employees, officers, directors and consultants stock options or stock appreciation rights (“SAR”) up to an aggregate of 2,500,000 share of common stock, consisting of both incentive stock options and non-qualified options.  The exercise prices are determined by a committee elected by the board of directors at the time the Option or SAR is granted at an exercise price of not less than 100% of the fair market value of the common stock, on the date of grant.  To date no options or SARs have been granted under the plan