Form 10QSB
period 2006-03-31
ONLINE HOLDINGS INC
filed 2006-05-15
CIK 1158694

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

 Commission file number 333-85460

ONLINE HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1598154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

959 South 2300 East, Springville, Utah 84663

 (Address of principal executive offices)

801-491-9401

(Issuer’s telephone number)

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

23,850,000 shares of $.001 par value common stock issued and outstanding as of May 8, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

ONLINE HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets March 31, 2006 (unaudited) and December 31, 2005

Statements of Operations for the Three Months Ended March 31, 2006 and 2005

Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8 11
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	11 11
	Signatures	11

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

ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS

Current Assets:

Cash	$ 4,475	$ 11,503
Interest Receivable	-	$ 340

Total Current Assets	$ 4,475	$ 11,843

Total Assets	$ 4,475	$ 11,843

Current Liabilities:
Accounts Payable	$ 8,122	$ 6,869
Notes Payable	$ 15,000	$ 15,000
Interest Payable	$ 3,329	$ 2,805

Total Current Liabilities	$ 26,451	$ 24,674

Stockholders' Deficit (Note 5)
Preferred stock 5,000,000 shares authorized,
$.001 par value; none issued and outstanding
Common stock, 100,000,000 shares authorized
$.001 par value; 23,850,000 shares issued and outstanding	$ 23,850	$ 23,850

Additional paid-in-capital	$ 77,374	$ 77,374
Accumulated deficit	$ (123,200)	$ (114,055)

Total Stockholder's Deficit	$ (21,976)	$ (12,831)

Total Liabilities and Stockholders' Deficit	$ 4,475	$ 11,843

Online Holdings, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31

	2006	2005

Sales	--	--
Cost of Sales	--	--
Gross Profit	--	--

Costs and expenses:
General and administrative expenses	$8,619	$5,630
Total cost and expenses	$8,619	$5,630

Other Income
Interest Expense	$ 526	$ 555
Total Other Income	$ 526	$ 555

Income Tax Provision (Note 3)	--	--
Net loss	$(9,145)	$(6,185)

Basic and diluted loss per common share	$0.0004	$0.0009

Basic weighted average shares outstanding	23,850,000	6,850,000

The accompanying notes are an integral part of the financial statements

ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31

	2006	2005

Cash flow from operating activities
Net Loss	$(9,145)	$(6,185)

Changes in current assets and liabilities:
Accounts Payable and accrued expenses	$2,117	$4,490

Net cash flow (used in) operating activities	-$7,028	-$1,695

Cash at beginning of the period	$11,503	$4,242

Cash at the end of the period	$4,475	$2,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$0	$0

Income taxes	$0	$0

The accompanying notes are an integral part of the financial statements

Notes to Financial Statements

(Unaudited)

1.

Interim Reporting – BASIS OF PRESENTATION

Summary of issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10-KSB, dated December 31, 2005.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 1, 2005.

2.

Related Party Transactions

A major shareholder made an unsecured demand loan to the Company bearing interest at 6% annually.  The balance outstanding at March 31, 2005 was $15,000.  The Company has also accrued $3,329 of interest on the note as of March 31, 2006.

3.

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

4.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which change the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 is effective in fiscal years beginning after December 31, 2005.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on the financial statements.”

ONLINE HOLDINGS, INC.

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

The Company had no income for the three months ended March 31, 2006 or 2005.

The Company had general and administrative expenses of $8,619 and $526 in interest expense during the three months ended March 31, 2006, and resulting in a net loss of $9,145. During the same three-month period in 2005, the Company had general and administrative expenses of $5,630 and $555 in interest resulting in an equal net loss of $6,185. Expenses during three months ended March 31, 2006 and 2005 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs.

Liquidity and Capital Resources

At March 31, 2006, the Company’s assets consisted of $4,475 in cash.  The Company had total liabilities of $26,451 at March 31, 2006 which were comprised of $8,122 in accounts payable, $3,329 in interest payable, and $15,000 in notes payable.

The Company has no material commitments for the next twelve months.  The Company only has $4,475 in cash on hand and will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Date: May 12, 2006

By: /s/ Shaun Carter

Shaun Carter

Chief Executive Officer and

Chief Financial Officer