Form 10QSB
period 2006-06-30
ONLINE HOLDINGS INC
filed 2006-08-14
CIK 1158694

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

23,850,000 shares of $.001 par value common stock issued and outstanding as of August 10, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

ONLINE HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets June 30, 2006

Statements of Operations for the Three and Six Months Ended

June 30, 2006 and 2005

Statements of Cash Flows for the Six Months Ended

June 30, 2006 and 2005

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

ONLINE HOLDINGS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	(Audited)

ASSETS

Current Assets:

Cash	$60,460	$11,503
Interest Receivable	-	340

Total Current Assets	60,460	11,843

Total Assets	$60,460	$11,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable	$7,118	$6,869
Standard Drilling Deposit	60,000
Notes Payable	17,000	15,000
Interest Payable	3,879	2,805

Total Current Liabilities	87,997	24,674

Stockholders' Deficit (Note 7)
Preferred stock 5,000,000 shares authorized,
$.001 par value; none issued and outstanding
Common stock, 100,000,000 shares authorized,
$.001 par value; 23,850,000 shares issued and outstanding	23,850	23,850

Additional paid-in-capital	77,374	77,374
Accumulated deficit	(128,761)	(114,055)

Total Stockholder's Deficit	(27,537)	(12,831)

Total Liabilities and Stockholders' Deficit	$60,460	$11,843

The accompanying notes are an integral part of the financial statements

ONLINE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

Sales	$--	$--	$--	$--
Cost of Sales	--	--	--	--
Gross Profit	--	--	--	--

Costs and expenses:
General and administrative expenses	5,011	5,071	13,632	10,701
Total cost and expenses	(5,011)	(5,071)	(13,632)	(10,701)

Other Income (Expense)
Other Income	--	19	--	19
Interest Income		89		89
Interest Expense	(548)	(561)	(1,074)	(1,116)
Total Other Income (Expense)	(548)	(453)	(1,074)	(1,008)

Income Tax Provision (Note 3)
Net loss	$(5,559)	$(5,524)	$(14,706)	$(11,709)

Basic and diluted loss per common share	$(0.0002)	$(0.0003)	$(0.0006)	$(0.0009)

Basic weighted average shares outstanding	23,850,000	19,366,483	23,850,000	13,142,818

The accompanying notes are an integral part of the financial statements

ONLINE HOLDINGS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30

	2006	2005

Cash flow from operating activities	$(14,706)	$(7,240)
Net Loss

Changes in current assets and liabilities:
Refundable deposit	60,000	-
Interest Receivable	340	-
Accounts Payable and accrued expenses	1,323	0
Net cash flow (used in) operating activities	46,957	(7,240)

Cash flow from financing activities
Proceeds from notes payable	2,000	-
Net cash from financing activities	2,000	-

Net Increase to Cash	48,957	(7,240)

Cash at beginning of the period	11,503	11,991

Cash at the end of the period	$60,460	$4,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$0	$0

Income taxes	$0	$0

The accompanying notes are an integral part of the financial statements

ONLINE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.

Interim Reporting – BASIS OF PRESENTATION

Summary of issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10-KSB, dated December 31, 2004.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six months period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

2.

Related Party Transactions

A major shareholder made an unsecured demand loan to the Company bearing interest at 6% annually.  The balance outstanding at June 30, 2006 was $15,000.  The Company has also accrued $3,857.12 of interest on the note as of June 30, 2006.

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

4.

     Subsequent Events

On July 27, 2006 the Company entered into a merger agreement with Standard Drilling in accordance with the provisions of the Delaware General Corporation Law.  The transaction should qualify as a tax-free reorganization under Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, and related sections thereunder.

As a condition of the merger agreement the Company is required to obtain shareholder approval to amend its Articles of Incorporation to increase the authorized capital so the total number of shares of Common Stock the Company is authorized to issue is 100,000,000 shares with $0.001 par value and the total number of shares of Preferred Stock to 10,000,000.

The Company is also required to obtain shareholder approval to amend the Articles of Incorporation to change its name to Standard Drilling, Inc., or such other similar name as may be available in Nevada.

The Company is further required to obtain shareholder approval and adoption of the 2006 Stock Option Plan allocating 9,000,000 share of common stock to be granted pursuant to the plan.

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

Subsequent to the date of this report, on July 27, 2006 the Company entered into a merger agreement with Standard Drilling in accordance with the provisions of the Delaware General Corporation Law.  The transaction should qualify as a tax-free reorganization under Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, and related sections thereunder.

As a condition of the merger agreement the Company is required to obtain shareholder approval to amend its Articles of Incorporation to increase the authorized capital so the total number of shares of Common Stock the Company is authorized to issue is 100,000,000 shares with $0.001 par value and the total number of shares of Preferred Stock to 10,000,000.

The Company is also required to obtain shareholder approval to amend the Articles of Incorporation to change its name to Standard Drilling, Inc., or such other similar name as may be available in Nevada.

The Company is further required to obtain shareholder approval and adoption of the 2006 Stock Option Plan allocating 9,000,000 share of common stock to be granted pursuant to the plan.

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

Employees

We do not have any employees and do not anticipate hiring any employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.

Description of Property

We do not currently own any property.  As a part of the change in control we moved our office to Springville, Utah, where our president provides office space at no charge.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of Operations for the Three and Six Month Periods Ended June 30, 2006 and 2005

The Company had no income for the three or six months ended June 30, 2006 or 2005.

The Company had general and administrative expenses of $5,011 and $548 in interest expense during the three months ended June 30, 2006, and resulting in a net loss of $5,559. During the same three-month period in 2005, the Company had general and administrative expenses of $5,071 and  other income of $19, interest income of $89 interest expense of $561 resulting in an equal net loss of $5,524.  For the six months ended June 30, 2006, the company had $13,632 in general and administrative expenses and interest expense of $1,074 for a total new loss of $14,706 compared to general and administrative expenses of $10,701, other income of $19, interest income of $89 and interest expense of $1,116 for a total net loss of $11,709 for the six month ended June 30, 2005. Expenses during three and six months ended June 30, 2006 and 2005 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs.

Liquidity and Capital Resources

At June 30, 2006, the Company’s assets consisted of $60,460 in cash.  The Company had total liabilities of $87,997 at June 30, 2006 which were comprised of $7,118 in accounts payable, $3,879 in interest payable, and $17,000 in notes payable.  At June 30, 2006, the Company had a deposit from Standard Drilling of $60,000.  The deposit is a part of the proposed Merger Agreement between the Company and Standard Drilling and is refundable in certain circumstances if the Merger does not close.  The complete terms and a copy of the Merger Agreement were filed with the Securities and Exchange Commission on Form 8-K on July 27, 2006.

The Company has no material commitments for the next twelve months.  The Company only has $60,460 in cash on hand and will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

Date

Items Reports

June 21, 2006

1.01 and 9.01

July 27, 2006

1.01 and 9.01

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

Date: August 12, 2006

By:  /s/ Shaun Carter

Shaun Carter

Chief Executive Officer and

Chief Financial Officer