Form 10QSB
period 2006-09-30
Standard Drilling, Inc.
filed 2006-11-14
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51569

STANDARD DRILLING, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1598154
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1667 K Street NW, Suite 1230
Washington, DC
(Address of principal executive offices)
20006
(Zip Code)

(202) 955-9490
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X__ No  _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X_

As of November 14, 2006, 45,998,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No X

STANDARD DRILLING, INC.

TABLE OF CONTENTS

PART I		FINANCIAL INFORMATION	PAGE

	Item 1.	Financial Statements
		- Consolidated Balance Sheet (Unaudited) September 30, 2006	1
		- Consolidated Statement of Operations (Unaudited) Three Months Ended September 30, 2006 and for the Period from Inception (February 14, 2006) to September 30, 2006	2
		- Consolidated Statement of Cash Flows (Unaudited) for the Period from Inception (February 14, 2006) to September 30, 2006	4
		- Notes to Consolidated Financial Statements (Unaudited)	5
	Item 2.	Management’s Discussion and Analysis of Plan of Operation and Results of Operations	14
	Item 3.	Controls and Procedures	20

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	21
	Item 2.	Sales of Unregistered Securities and Use of Proceeds	21
	Item 3.	Dismissal of Independent Registered Public Accounting Firm	21
	Item 4.	Resignation of Director	21
	Item 5.	Exhibits	21
		Signatures	22
		Index to Exhibits	23

Item 1.  Financial Statements.

STANDARD DRILLING, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$4,637,979
Prepaid expenses and other	29,691
Total current assets	4,667,670

Noncurrent Assets
Property and equipment
Oil and gas properties, using full cost method
Proved properties	-
Unproved properties	1,102,362
Total oil and gas properties	1,102,362
Drilling rigs and equipment	95,830
Furniture and office equipment	248,116
Less accumulated depreciation, depletion and amortization	(17,939)
Property and equipment, net	1,428,369

Deposits on capital equipment and other	9,158,022

Investment in Potomac Energy, equity method	87,500
Total noncurrent assets	10,673,891
Total assets	$15,341,561

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$294,488
Accrued liabilities	692,656
Total current liabilities	987,144

Shareholders' Equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 45,073,000	45,073
Additional paid-in capital	17,018,459
Note receivable on common stock issued	(620,000)
Deficit accumulated during the development stage	(2,089,115)
Total shareholders' equity	14,354,417
Total liabilities and shareholders' equity	$15,341,561

See accompanying notes to financial statements.

STANDARD DRILLING, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

		For the Period from Inception
	Three Months Ended	(February 14, 2006) to
	September 30, 2006	September 30, 2006

Revenue	$-	$-

Operating Expenses
Depreciation, depletion and amortization	13,123	17,939
General and administrative	178,646	305,376
Compensation Expense	1,195,733	1,693,722
Professional services	125,257	180,688
Total operating expenses	1,512,759	2,197,725

Loss from operations	(1,512,759)	(2,197,725)

Interest income	69,203	108,610
Net loss	$(1,443,556)	$(2,089,115)

Loss per share:
Basic and diluted	$(0.03)	$(0.06)

Weighted average shares outstanding	42,449,923	32,521,268

See accompanying notes to financial statements.

STANDARD DRILLING, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from Inception (February 14, 2006)
to September 30, 2006
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(2,089,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	575,242
Depreciation, depletion and amortization	17,939
Change in prepaid expenses	(29,691)
Change in accounts payable and accrued liabilities	987,144
Net cash used in operating activities	(538,481)

Cash Flows from Investing Activities:
Additions to oil and gas properties	(1,102,362)
Capital expenditures for drilling equipment	(95,830)
Purchase of furniture, office equipment and leasehold improvements	(248,116)
Deposits on capital equipment and other	(9,158,022)
Investment in Potomac	(87,500)
Net cash used in investing activities	(10,691,830)

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants, net	15,868,290

Net increase in cash	4,637,979

Cash
Beginning of period	-

End of period	$4,637,979

Supplemental information:
Income taxes paid	$-
Interest paid	544

Non-cash financing activities:
Common stock issued to founding shareholders	$23,000
Note received in exchange for common stock and warrants of Standard Drilling, Inc.	$620,000

See accompanying notes to financial statements.

STANDARD DRILLING, INC.

Notes to the Unaudited Consolidated Financial Statements

Note 1.   Basis of Presentation

The accompanying unaudited interim financial statements of Standard Drilling, Inc. (“Standard Drilling”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in Standard Drilling’s Form 8-K filed with the SECon September 6, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended June 30, 2006 as reported in Form 8-K have been omitted.

Note 2.   Organization and Business Operations

Standard Drilling, a Nevada Corporation, intends to provide contract land drilling services to independent and major oil and gas exploration and production companies. Subject to the availability of financing, Standard Drilling anticipates having a premium fleet of one rig by the end of 2006, three rigs by the end of 2007 and a total of up to six rigs by the end of 2008. Standard Drilling has a contract to purchase three 1500 horsepower rigs from Romfor West Africa, Ltd. (“Romfor”) for $19,100,600. These rigs will be refurbished and modified from new and used components. Standard Drilling expects its first rig to be operational by the end of November 2006, the second rig to be operational by March 31, 2007 and the third rig to be operational by the third quarter of 2007. After these initial purchases, Standard Drilling intends to continue making additions to its drilling fleet, either through acquisitions of selected assets or refurbishing and modifying existing drilling rigs. Standard Drilling expects all of its rigs will initially operate in the Ft. Worth Basin in northern Texas and in the Arkoma Basin in eastern Oklahoma and western Arkansas, where specialized drilling techniques are required to develop unconventional natural gas shales efficiently. Horizontal drilling is a specialized drilling technique intended to increase the exposure of the wellbore to the natural gas producing formation and increase drainage rates and production volumes.  Long reach horizontal wells are increasing as a percentage of total wells drilled in the United States and make up the major proportion of current wells being drilled in unconventional natural gas shale prospects.

Standard Drilling expects to earn its revenues by drilling oil and gas wells for its customers on a contract rate basis. Standard Drilling also may perform services for participation in oil and natural gas properties. Standard Drilling expects to obtain contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Standard Drilling’s drilling contracts will provide for compensation on either a term, daywork or footage basis. Contract terms will generally depend on the complexity and risk of operations, the on-site drilling conditions, and the type of equipment used and the anticipated duration of the work to be performed. Standard Drilling does not currently have any completed rigs or any contracts to provide drilling services; however, Standard Drilling has begun hiring and training initial members of its rig crews in preparation of beginning operations upon completion of the refurbishment and modification of its first rig by the end of November 2006.

Note 3.    Going Concern

As shown in the accompanying financial statements, Standard Drilling has incurred operating losses since inception and expects to continue to incur losses through 2006 and until mid year 2007. As of September 30, 2006, Standard Drilling has commitments for the purchase of equipment that exceed available funds; has no revenues; and has generated operating losses since inception and expects to continue to incur losses through 2006 and until mid year 2007. These factors raise substantial doubt about our ability to continue as a going concern. Standard Drilling’s ability to achieve and maintain profitability and positive cash flow is dependent upon Standard Drilling’s ability to complete the refurbishment and modifications to drilling rigs economically, utilize the drilling equipment at profitable levels, and convert unproved oil and gas properties to producing properties at economic levels. Management plans to fund its future operations by obtaining additional financing and commencing commercial drilling activities for third parties. However, there is no assurance that Standard Drilling will be able to utilize the drilling equipment at economic levels, convert properties to producing properties, or obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Standard Drilling or its shareholders.

Note 4.    Summary of Significant Accounting Policies

Investments

Investments are accounted for under the equity method in circumstances where we are deemed to not exercise significant influence over the operations of the investee and the investee company is not consolidated. Under the equity method, we recognize our share of the investee’s earnings in our consolidated statements of operations. Investments not accounted for under the consolidation or equity method are accounted for under the cost method.

Included in investments at September 30, 2006 is an equity investment in Potomac Energy, LLC ("Potomac") of $87,500. This investment has been accounted for under the equity method.

Revenue Recognition

Standard Drilling's drilling subsidiary intends to provide drilling services for its exploration and production subsidiary.  The contracts for these service intend be issued under the same conditions and rates as contracts entered into unrelated third parties would be.  Any profit received by our contract drilling segment will be used to reduce the carrying value of our oil and natural gas properties rather than being included in our operating profit.

Note 5.   Oil and Gas Properties Not Subject to Amortization

Standard Drilling is currently participating in oil and gas exploration and development activities on onshore properties in the Ft. Worth Basin and Arkoma Basin. At September 30, 2006, all oil and gas properties are classified as unproved. Accordingly, the capital costs have been excluded from the computation of amortization of the full cost pool. Standard Drilling will begin to amortize these costs as the properties are developed and reserve estimates are available. Standard Drilling estimates that the properties will be developed, evaluated and subject to amortization by 2008 year end.

Note 6.     Shareholders’ Equity

Preferred Stock

Standard Drilling is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of September 30, 2006 none of the preferred stock is outstanding.

Common Stock

Standard Drilling is authorized to issue 100,000,000 shares of common stock, par value of $.001 per share. As of September 30, 2006, Standard Drilling has 45,073,000 shares of common stock issued and outstanding.

Reverse Merger

In the Merger, Online Holdings exchanged 41,223,000 shares of its common stock for 41,223,000 shares of common stock of Standard Drilling Delaware and reserved for issuance (1) 10,800,300 shares of common stock pursuant to outstanding warrants to purchase common stock of Standard Drilling Delaware that were assumed by Online Holdings, and (2) 8,520,000 shares of common stock pursuant to outstanding options to purchase common stock of Standard Drilling Delaware pursuant to the Standard Drilling, Inc. 2006 Stock Incentive Plan that were assumed by Online Holdings. Standard Drilling Delaware paid Online Holdings $60,000 as a deposit pursuant to the Merger Agreement. A condition to the Merger was an agreement by the then principal stockholder of Online Holdings to cancel, immediately prior to the Merger, 20,000,000 outstanding shares of common stock of Online Holdings that had been issued to the principal shareholder. In consideration of such cancellation, Online Holdings paid the principal shareholder $60,000, and Standard Drilling recognized recapitalization expense of $60,000. The then principal shareholder of Online Holdings also assumed the net liabilities of Online Holdings. As a result of the Merger, Online Holdings changed its name to Standard Drilling, Inc. As of September 30, 2006, Standard Drilling had 45,073,000 shares of common stock issued and outstanding and an additional 19,320,300 shares of common stock reserved for issuance.

Note 7.    Stock Option Plan

Standard Drilling adopted the 2006 Stock Incentive Plan (the “Plan”) in February 2006. Under the Plan, options to purchase common stock may be granted to key employees and other persons who contribute to the success of Standard Drilling. Standard Drilling has reserved 9,000,000 shares of common stock for the Plan. On July 27, 2006, Standard Drilling issued 6,250,000 options to founders, directors and executives with an exercise price of $0.07 per share . These options immediately vested. Standard Drilling recorded compensation expense of $467,500 associated with these options. The options expire on January 25, 2008, are exercisable from the date of issuance and may be exercised on a net cashless basis. Any common stock so issued must be forfeited if the closing price of its common stock on any exchange on which the common stock of Standard Drilling, Inc. is traded or quoted fails to equal or exceed $2.50 for 10 trading days prior to January 25, 2008. In addition, on the same date, Standard Drilling issued 2,170,000 options to founders, directors and executives with an exercise price of $0.07 per share.  These options vest on January 1, 2007. Standard Drilling determined that the value of these options was $162,316 on the date of grant.  Expense of $81,158 was recorded in the period ended September 30, 2006 with the remainder to be recognized in the period ending December 31, 2006.  The options expire on January 25, 2008, may be exercised on a net cashless basis and are exercisable after the later of (a) the date the closing price of its common stock on any exchange on which the common stock of Standard Drilling, Inc. is traded or quoted equals or exceeds $2.50 for 10 trading days or (b) January 1, 2007. Due to the complexity of valuing the vesting and forfeiture terms of these options, Standard Drilling valued the above stock options using a lattice valuation model, with the assistance of a valuation consultant. The lattice model is constructed from valuation inputs to represent a wide range of possible future paths for the stock price throughout the life of the option. The option payoff is calculated over a large number of price paths (randomly selected using the Monte Carlo method) along the lattice. The average of the present value of the option payoff along these paths is the estimated value of the option. The assumptions used in the lattice model were: a risk-free interest rate of 5.00%; the current stock price at date of issuance of $0.965 per share; the exercise price of the options of $0.07 per share; the term of 18 months; volatility of 39.22%; and dividend yield of 0.0%.

On July 27, 2006, Standard Drilling also issued 100,000 incentive stock options to an employee of Standard Drilling with an exercise price of $0.965. These options expire on July 27, 2016, vest 25% on each anniversary of the date of the issuance, had a fair value of $57,340 at the date of grant. Standard Drilling valued these options using the Black-Scholes valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 5.00%; the current stock price at date of issuance of $0.965 per share; the exercise price of the options of $0.965; the term of 10 years; volatility of 39.22%; and dividend yield of 0.0%.  Expense of $2,389 was recognized in the period ended September 30, 2006, with the remainder to be recognized over the vesting term of the options.

A summary of option activity as of September 30, 2006, and changes during the period from Inception (February 14, 2006) to September 30, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 14, 2006	-	-
Granted	8,520,000	$ 0.08
Exercised, forfeited, or expired	-	-
Outstanding at September 30, 2006	8,520,000	$ 0.08	1.43 years	$ 9,283,000

Exercisable at September 30, 2006	6,250,000	$ 0.07	1.33 years	$ 6,875,000

The weighted-average grant-date fair value of options granted during the period from Inception (February 14, 2006) to September 30, 2006 was $0.08 per share.

A summary of Standard Drilling’s nonvested shares as of September 30, 2006, and changes during the three months ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 14, 2006	0	$0
Granted	8,520,000	$0.08
Vested	6,250,000	$0.07
Forfeited	-	-
Nonvested at September 30, 2006	2,270,000	$0.10

As of September 30, 2006, there was $134,914 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.33 years. The total grant-date fair value of shares vested during the period from Inception (February 14, 2006) to September 30, 2006 was $467,500.

Note 8.   Related Party Transactions

Our Chairman and CEO, Mr. Prentis B. Tomlinson, Jr., owns approximately 38.0% of Calibre Energy, Inc. (“Calibre”), a publicly held oil and gas exploration company which trades on the over-the-counter-bulletin-board under the symbol CBRE, and serves as its Chairman and CEO.

Several of Standard Drilling’s officers, including our CEO, President and CFO, are also employed as officers and/or directors of Calibre Energy, Inc., a company engaged in the business of oil and gas exploration and production.

Standard Drilling is currently accruing but has not yet paid its executives salaries pursuant to its employment agreements. Included in accrued liabilities at September 30, 2006 are amounts owed to executives for salaries in the amount of $494,730.

Standard Drilling shares facilities and some overhead costs with Calibre in Washington D.C. and has a services agreement pursuant to which Standard Drilling will pay Calibre for office space and supplies, secretarial services and any other services Calibre provides to us in sharing the Washington D.C. office space. The average payment by Standard Drilling to Calibre under the services agreement is expected to be $70,000 per quarter for 2006 and will be reviewed for any potential adjustment in January 2007. The services agreement may be terminated by either party on 30 days notice.  Standard Drilling has incurred expenses of $175,288 during the period from inception (February 14, 2006) to September 30, 2006.  This amount remains unpaid and is included in accrued liabilities as of September 30, 2006.

Potomac Energy, LLC (“Potomac”) is a joint venture entity formed by Standard Drilling and Calibre to acquire software licenses and data sufficient to build and maintain a land title database that will cover a portion of the Ft. Worth Basin in north central Texas. Standard Drilling and Calibre each own 50% of Potomac, and each contributed $87,500 to Potomac in the quarterly period ended September 30, 2006. Standard Drilling and Calibre will share 50/50 in all costs of Potomac. Each Company will have access to the Potomac database. In addition, Standard Drilling will have a right to participate in 50% of any prospect generated by the data base. Potomac had no other activities in the period ended September 30, 2006 other than the purchase of software and has no assets other than the software. Potomac is governed by a two person board comprised of one representative of Calibre and one representative of Standard Drilling. Robert T. Moffett, Standard Drilling’s Senior Vice President and General Counsel, serves as an officer and director of Potomac.

Note 9.   Subsequent Events

Restricted Shares of Stock

Standard Drilling, Inc. has granted restricted stock awards of 925,000 shares of common stock, respectively, to certain executives and employees of Standard Drilling. Standard Drilling sold 700,000 shares to the executives at a price of $0.001 per share. These shares vest 50% on each of the first and second anniversaries of the executives’ employment by Standard Drilling. These shares were deemed to have a fair value of $1.09 per share and Standard Drilling recorded compensation expense of $762,300 to be expensed over two years. Standard Drilling sold 225,000 shares to employees at a price of $0.25 per share. These shares vest 25% on each of the first, second, third and fourth anniversaries of their employment by Standard Drilling and were deemed to have a fair value of $0.84. Pursuant to the grant of these shares, Standard Drilling recorded compensation expense of $189,000 to be expensed over 4 years.

Extension of Note Receivable for Common Stock Issued

On May 30, 2006, and in connection with the private offering completed on June 9, 2006, Standard Drilling received a promissory note from an unrelated individual in the amount of $800,000 for the purchase of 400,000 units of Standard Drilling. The note bears interest at 4% per annum. On November 6, 2006, the note was extended, so that the note and all accrued interest are due and payable on February 1, 2007. Standard Drilling holds a security interest and a lien on these units as collateral. As of November 6, 2006, payments totaling $430,000 had been received and as of November 6, 2006, $370,000 in principal amount remained on the note plus interest.

Burnett Oil Project

On November 1, 2006, Standard Drilling, entered into an Agreement with Burnett Oil Company (“Burnett”), pursuant to which Standard Drilling can earn an undivided 60% working interest in certain Burnett oil and gas leases in exchange for a cash payment of $250,000 by Standard Drilling to Burnett and Standard Drilling drills and completes a well, using one of its rigs, on the subject leases into the Barnett Shale formation in the Fort Worth Basin in Johnson County, Texas. If Standard Drilling’s rig is not ready to be mobilized to location by November 30, 2006, which date may be extended under certain specified circumstances, the Agreement will terminate and Standard Drilling will forfeit its $250,000 cash payment.

The Agreement also gives Standard Drilling the right to submit proposals for all future drilling operations with respect to the subject leases. Burnett has agreed that it will retain Standard Drilling to conduct such drilling operations provided that Standard Drilling’s proposal includes financial terms no less favorable than those offered by reputable third parties using comparable equipment and crews, and that Burnett is satisfied with the quality and efficiency of Standard Drilling’s equipment and crews, subject to its sole discretion.

Item 2.     Management’s Discussion and Analysis of Plan of Operation.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report. The terms “Standard Drilling”, “the Company”, “we”, “us” and “our” refer to Standard Drilling, Inc., a Nevada corporation.

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain “forward-looking statements”. Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectation is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

  a decline in or substantial volatility of crude oil and natural gas commodity prices;

 the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

  other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Standard Drilling, Inc.

We intend to provide contract land drilling services to independent and major oil and gas exploration and production companies. Subject to availability of financing, we anticipate having a premium fleet of one rig by the end of 2006, three rigs by the end of 2007 and a total of up to six rigs by the end of 2008. We have a contract to purchase three 1500 horsepower rigs from Romfor West Africa, Ltd. (“Romfor”) for a total consideration of $19,100,600. These rigs will be refurbished and modified from new and used components. We expect our first rig to be operational by late November, 2006, our second rig to be operational by March 31, 2007 and our third rig to be operational by the third quarter of 2007. After these initial purchases, we intend to continue making additions to our drilling fleet, either through acquisitions of selected assets or through the construction of refurbished drilling rigs. We expect to operate our first three rigs in the Ft. Worth Basin in northern Texas and in the Arkoma Basin in eastern Oklahoma and western Arkansas to drill in unconventional natural gas shale prospects.

   Our Strategy

We expect to earn our revenues by drilling oil and gas wells for our customers and through oil and gas production we may earn in return for drilling services. We expect to obtain contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts will provide for compensation on either a term, daywork or footage basis. Contract terms will generally depend on the complexity and risk of operations, the on-site drilling conditions, and the type of equipment used and the anticipated duration of the work to be performed. We do not currently have any completed rigs or any contracts to provide drilling services; however, we have begun hiring and training initial members of our rig crews in preparation of beginning operations upon completion of the refurbishment and modification of our first rig by the end of November 2006.

Arkoma Property Acquisition

During the quarterly period ending September 30, 2006, we acquired 2,084 acres in the Arkoma Basin. We estimate that the properties will be developed, evaluated and subject to amortization by the 2008 year end.

Results of Operations for Period from Inception (February 14, 2006) to September 30, 2006

We commenced the construction of the rigs in February 2006. Prior to that time, we did not have any significant activities or assets.

For the period from inception to September 30, 2006, we had no revenues. We are still in the operational development stage of our exploration program. Accordingly, we do not expect to generate any substantial revenues during 2006 until the completion of our drilling rigs.

General and Administrative Expenses

For the period from inception to September 30, 2006, general and administrative expenses were $2,179,786.  A total of $305,376 was for costs associated with our general and administrative expenses such as rent and $60,000 for non-cash recapitalization expense,  $180,688 was for professional and legal fees principally associated with fees capital raising activities, and $1,693,722 was for compensation expense of which $552,242 was non-cash expense for the issuance of options and $943,192 was for salaries, wages, and benefits for employees.

Net Loss

For the period from inception to September 30, 2006, we had a net loss of $2,089,115. The net loss is primarily attributable to no operating revenues to support general and administrative costs. We will continue to incur losses until such time as we achieve operating results from our drilling rigs.

Liquidity and Capital Resources

As of September 30, 2006, we had cash of $4,637,979 and working capital of $3,680,526. We expect to have monthly overhead costs of approximately $250,000 per month for the next 12 months. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees). To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs including substantial costs for the registration of our securities. Our future liquidity and our liquidity in the next 12 months depend on our ability to complete the refurbishment and modifications to our drilling rigs economically; utilize the drilling equipment at profitable levels, and convert unproved oil and gas properties to producing properties at economic levels and our continued ability to obtain sources of capital to fund our continuing development.

On June 9, 2006, we raised an aggregate of $18,223,000 ($16,488,290 net of offering costs) through the sale of 9,111,500 units of Standard Drilling. Each unit consists of two shares of common stock of Standard Drilling and one warrant to purchase a share of common stock of Standard Drilling at an exercise price of $1.75 and a term of two years.

Future Capital Expenditures and Commitments

Expenditures for the construction of our drilling rigs and exploration and development of oil and natural gas properties and land costs related to the acquisition of non-producing leaseholds gained through use of our rigs are the primary uses of our capital resources. Our budgeted capital and exploration and development expenditures are expected to be approximately $15.25 million in the next twelve months as follows:

Amount
Construction of drilling rigs	$11,250,000
Exploration & development drilling	4,000,000
Total	$15,250,000

As of October 15, 2006, we believe that our remaining cash balance will not be sufficient to fund all budgeted rig construction costs and drilling of our existing projects, or to fund the acquisition of all budgeted land costs, as discussed above in our capital budget for the next 12 months. We will need to raise additional capital through the sale of equity and/or debt securities to fully meet our capital budget the next twelve months.  Failure to raise necessary capital or generate sufficient cash flow from operations in the next twelve months will cause us to curtail or eliminate rig construction costs and drilling of existing projects in our capital budget for the next twelve months.

As a result, the actual amount and timing of our capital expenditures may differ materially from our estimates. Some of the other factors which may prevent us from meeting our capital budget for the next twelve months are among other things, cost overruns associated with the refurbishment of drilling rigs, actual drilling results, the availability of drilling rig parts and other services and equipment, regulatory, technological and competitive developments, and other contingencies described in this report.

 Burnett Oil Project

On November 1, 2006, we entered into an Agreement with Burnett Oil Company (“Burnett”), pursuant to which we can earn an undivided 60% working interest in certain Burnett oil and gas leases in exchange for a cash payment of $250,000 by us to Burnett and our drilling and completing a well, using one of our rigs, on the subject leases into the Barnett Shale formation in the Fort Worth Basin in Johnson County, Texas. If our rig is not ready to be mobilized to location by November 30, 2006, which date may be extended under certain specified circumstances, the Agreement will terminate and we will forfeit our $250,000 cash payment.

The Agreement also gives us the right to submit proposals for all future drilling operations with respect to the subject leases. Burnett has agreed that it will retain us to conduct such drilling operations provided that our proposal includes financial terms no less favorable than those offered by reputable third parties using comparable equipment and crews, and that Burnett is satisfied with the quality and efficiency of our equipment and crews, subject to its sole discretion.

Change of Accountants

Effective October 12, 2006, our Board of Directors determined to change our independent accountants and dismissed Ehrhardt Keefe Steiner & Hottman, PC as our independent registered public accounting firm. During the two most recent fiscal years ending December 31, 2004 and 2005, there have been no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K. Our Board of Directors approved the decision to change independent auditors.

During our two most recent fiscal years ending December 31, 2004 and 2005 and during the period from January 1, 2006 through October 12, 2006, (i) there were no disagreements between us and Ehrhardt Keefe Steiner & Hottman, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ehrhardt Keefe Steiner & Hottman, PC would have caused Ehrhardt Keefe Steiner & Hottman, PC to make reference to the matter in its reports on our financial statements, and (ii) Ehrhardt Keefe Steiner & Hottman's report on our financial statements did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception of a “going concern” qualification.

Our Board of Directors appointed Malone & Bailey as our Independent Registered Public Accountant effective October 12, 2006.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

Related Party Transactions

Our Chairman and CEO, Mr. Prentis B. Tomlinson, Jr., owns an approximate 38.0% (on a fully diluted basis) stake of Calibre Energy, Inc. (“Calibre”), a publicly held oil and gas exploration company (OTCBB: CBRE), and has served as Calibre’s Chairman of the Board of Directors, CEO and President since its formation in August 2005.

Several of our officers, including our President and CFO, are also employed as officers and/or directors of Calibre Energy, Inc., a company engaged in the business of oil and gas exploration and production. As a result, each of these officers devotes some of his business time to the management of Calibre. The amount of time devoted to the management of our business and the management of Calibre’s business by each of these officers fluctuates from day to day and week to week. An officer may devote his time exclusively to the management of Calibre for a period of time. Each of the officers has significant discretion as to whether to devote time to management of our business or to management of Calibre’s business.

The dual obligations also create a risk of a conflict of interest for those officers. We intend to appoint one or more additional independent directors.  To the extent conflicts of interest do arise, we intend to have future conflicts of interest reviewed and resolved by the Conflicts Committee of the Board of Directors, which will be comprised of independent directors.

We anticipate providing Calibre with drilling services. The terms of any such engagement will be reviewed and approved or rejected by the Conflicts Committee. We expect the terms of any such agreement to be no less favorable to us than those terms which may have been obtained from unrelated third parties.

We share facilities and some overhead costs with Calibre in Washington D.C. and have a services agreement pursuant to which we will pay Calibre for office space and supplies, secretarial services and any other services Calibre provides to us in sharing the Washington D.C. office space. The average payment by us to Calibre under the services agreement is expected to be $70,000 per quarter for 2006 and will be reviewed for any potential adjustment in January 2007. The services agreement may be terminated by either party on 30 days notice.

Potomac Energy, LLC (“Potomac”) is a joint venture entity formed by Calibre and us to acquire software licenses and data sufficient to build and maintain a land title database that will cover a portion of the Ft. Worth Basin in north central Texas. We and Calibre each own 50% of Potomac, and each contributed $87,500 to Potomac in the quarterly period ended September 30, 2006. We and Calibre will share 50/50 in all costs of Potomac. Each of us will have access to the Potomac database. In addition, we will each have a right to participate in 50% of any prospect generated by the database. Potomac had no other activities in the period ended September 30, 2006 other than the purchase of software and has no assets other than the software. Potomac is governed by a two person board comprised of one representative of Calibre and one of our representatives. Robert T. Moffett, our Senior Vice President and General Counsel, serves as an officer and director of Potomac.

We believe all of the transactions with related parties have been on terms no less favorable to us than those terms which may have been obtained from unrelated third parties.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements.

Reverse Acquisition

We treated the merger of Standard Drilling, Inc. into a subsidiary of Online Holdings, Inc. as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, the original Standard Drilling, Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of the original Standard Drilling, Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

      Revenue Recognition

    Our drilling division intends to provide drilling services for our exploration and production subsidiary.  We intend to issue the contracts for these services under the same conditions and rates as contracts we would enter into with unrelated third parties.  Any profit received by our contract drilling segment will be used to reduce the carrying value of our oil and natural gas properties rather than being included in our operating profit.

Item 3.     Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 2.  Sales of Unregistered Securities and Use of Proceeds.

Recent Sales of Unregistered Securities. Set forth below is certain information concerning all issuances of securities by us during the fiscal quarter ended September 30, 2006 that were not registered under the Securities Act.

On September 1, 2006, when we were still named “Online Holdings, Inc.,” we issued: (i) 41,223,000 shares of common stock, (ii) warrants to acquire 9,111,500 shares of common stock at a price of $1.75 per share, and (iii) warrants to acquire 1,688,800 shares of common stock at $1.00 per share, to the shareholders and warrant holders of Standard Drilling, Inc., a Delaware corporation, in exchange for all of its outstanding capital stock and warrants. The shares of common stock issued in the acquisition were offered and sold pursuant to the exemption from registration afforded by Rule 506, Regulation S and Section 4(2) under the Securities Act of 1933. We subsequently changed our name to “Standard Drilling, Inc.”

Item 3.      Dismissal of Independent Registered Public Accounting Firm.

Effective October 12, 2006, the Board of Directors of Standard Drilling, Inc., determined to change Standard Drilling’s independent accountants and dismissed Ehrhardt Keefe Steiner & Hottman, PC as Standard Drilling’s independent registered public accounting firm. During the two most recent fiscal years ending December 31, 2004 and 2005 there have been no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K. The Board of Directors of Standard Drilling approved the decision to change independent auditors.

During Standard Drilling’s two most recent fiscal years ending December 31, 2004 and 2005 and during the period from January 1, 2006 through October 12, 2006, (i) there were no disagreements between Standard Drilling and Ehrhardt Keefe Steiner & Hottman, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ehrhardt Keefe Steiner & Hottman, PC would have caused Ehrhardt Keefe Steiner & Hottman, PC to make reference to the matter in its reports on Standard Drilling’s financial statements, and (ii) Ehrhardt Keefe Steiner & Hottman's report on Standard Drilling’s financial statements did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception of a “going concern” qualification.

Item 4.  Resignation of Director.

On October 10, 2006, Mr. Murray Smith resigned as a director of Standard Drilling, Inc. Mr. Smith served on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors. Mr. Smith informed Standard Drilling that he was not resigning due to any disagreement with Standard Drilling. The Company anticipates that Mr. Smith may act as a consultant to Standard Drilling in the future, but has not entered into any consulting agreement with him at this time.

Item 5.  Exhibits.

2.1
Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation, (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2006.)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)
3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on December 19, 2001)
10.1
Registration Rights Agreement dated June 9, 2006 by and among Standard Drilling, Inc. and the stockholders named therein (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)

10.2	Contract with Romfor West Africa Ltd., effective May 15, 2006 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)
10.3	Standard Drilling, Inc. 2006 Stock Incentive Plan (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)
10.4	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)
10.5	Form of Non-Statutory Stock Option Agreement A (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)
10.6	Form of Non-Statutory Stock Option Agreement B (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)
10.7
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Prentis B. Tomlinson, Jr. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)

10.8
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Edward L. Moses, Jr. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)

10.9
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Robert T. Moffett (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)

10.10
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Michael J. Walker (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)

10.11
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and O. Oliver Pennington, III (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006)

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act
31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD DRILLING, INC.
Registrant

Dated: November 14, 2006  By:  S/ Prentis B. Tomlinson, Jr.
Prentis B. Tomlinson, Jr.
CEO and Chairman of the Board of
Directors

Dated: November 14, 2006  By:  S/ O. Oliver Pennington, III
O. Oliver Pennington, III
Chief Financial Officer

INDEX TO EXHIBITS

OF

STANDARD DRILLING, INC.

Exhibit 31.1 *	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 31.2 *	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith