Form 10KSB
period 2006-12-31
Standard Drilling, Inc.
filed 2007-05-18
CIK 1158694

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2006
                          COMMISSION FILE NO. 333-85460
                                       or
   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from ______to______

                             Standard Drilling, Inc.
                 (Name of small business issuer on its charter)

    Nevada                          1381                        84-1598154
    ------                          ----                        ----------
(State or Other         (Primary Standard Industrial         (I.R.S. Employer
Jurisdiction of         Classification Code Number)       Identification Number)
Incorporation
or Organization)

                          1667 K Street, NW, Suite 1230
                             Washington, D.C. 20006
                                 (202) 223-4401
                          (Address and telephone number
         of principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Registrant's revenue for its most recent fiscal year: $473,163

On May 10, 2007 the aggregate market value of the voting stock of Standard Drilling, Inc. held by non-affiliates of the registrant was $8,875,710. There is currently a limited public market for the registrant's common stock.

As of May 10, 2007 there were 45,998,000, outstanding shares of common stock, par value $0.001.

Transitional Small Business Format: Yes |_| No |X|

Documents incorporated by reference: None.

Cautionary Notice Regarding Forward Looking Statements

         "Standard Drilling," the "company," "we," "us" or "our" refer to Standard Drilling, Inc., a Nevada corporation, and its subsidiaries, except where otherwise indicated or required by context. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.


         Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors" as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         We currently have one 1500 horsepower land drilling rig and certain key components and partial inventory for two 1500 horsepower rigs which are under construction. We have a contract to with Romfor West Africa, Ltd. ("Romfor") to construct 2 additional 1500 horsepower land drilling rigs using currently owned key components together with newly purchased additional components. Our second and third rigs may be completed and made operational if and when purchase orders are received for them. Our drilling and rig construction operations are currently idle as we evaluate our strategic options and financing alternatives.

         The Company is unable to forecast a time frame for completion of the two additional rigs because of a lack of financing.

         Our operational headquarters are in the Houston, Texas area just south of the United States' currently most active natural gas regions.

Our Executive Offices

         Our principal executive and administrative office facility is located at 1667 K Street, N.W., Suite 1230, Washington, D.C. 20006 and our telephone number is (202) 955-9490 and we have an operations office at Ashford VI, 1155 Dairy Ashford South, Fourth Floor, Houston, TX 77079.

Business Strategy

         Management and our Board of Directors are currently evaluating our strategic options in light of changing market conditions and our inability to secure additional financing.

Our Projects


Burnett Oil Company Project

         On November 1, 2006, we entered into an Agreement with Burnett Oil Company ("Burnett"), pursuant to which the Company can earn an undivided 60% working interest in certain Burnett oil and gas leases in exchange for a cash payment of $250,000 by the Company to Burnett and the Company drilling and completing a well, using one of its rigs, on the subject leases into the Barnett Shale formation in the Fort Worth Basin in Johnson County, Texas. The first well drilled under this Agreement was the DeCleva 1 well.

         The Agreement also gives the Company the right to submit proposals for all future drilling operations with respect to the subject leases. Burnett has agreed that it will retain the Company to conduct such drilling operations provided that the Company's proposal includes financial terms no less favorable than those offered by reputable third parties using comparable equipment and crews, and that Burnett is satisfied with the quality and efficiency of the Company's equipment and crews, subject to its sole discretion.

         On April 16, 2007, we signed a Termination Agreement with Burnett, under which we terminated our participation in the DeCleva Project. Under the terms of the Termination Agreement, Burnett placed $1.2 million into escrow. These funds will be used to pay off existing liabilities incurred by Standard during the drilling of the DeCleva 1 well. Within sixty days from the closing , if no other notices of claims, outstanding invoices not previously disclosed or notices of liens have been received by either Burnett or Standard or filed against the Well or Leases, then and only then will Burnett release the balance of the account, if any, to Standard

The Land Drilling Industry

         Rig usage has steadily increased since 1999. From the average rig count in 1999 to June 2006 the industry has experienced a growth rate in excess of 300%. Land drilling companies are putting new and refurbished land drilling rigs into active drilling service to meet the demands of natural gas exploration and production companies, who need of contract drilling services to exploit higher natural gas prices. Over the past 2 years, average natural gas prices have been rising due to (i) high production decline rates of current natural gas fields and (ii) increasing demand to generate electricity in the United States from consumers and power plants. A steady increase in natural gas prices in turn increases the amount of drilling activity conducted by natural gas exploration and production companies. This demand is met onshore by land drilling rig companies who provide the equipment and crews to drill the wells for the exploration and production industry.


Drilling Equipment

         A drilling rig consists of engines, a hoisting system, a rotating system, pumps and related equipment to circulate drilling fluid, blowout preventers and related equipment.

         Diesel or gas engines are typically the main power sources for a drilling rig. Power requirements for drilling jobs may vary considerably, but most drilling rigs employ two or more engines to generate between 500 and 2,000 horsepower, depending on well depth and rig design. Most drilling rigs capable of drilling in deep formations, involving depths greater than 15,000 feet, use diesel-electric power units to generate and deliver electric current through cables to electrical switch gears, then to direct-current electric motors attached to the equipment in the hoisting, rotating and circulating systems.

         Drilling rigs use long strings of drill pipe and drill collars to drill wells. Drilling rigs are also used to set heavy strings of large-diameter pipe, or casing, inside the borehole. Because the total weight of the drill string and the casing can exceed 500,000 pounds, drilling rigs require significant hoisting and braking capacities. Generally, a drilling rig's hoisting system is made up of a mast, or derrick, a drilling line, a traveling block and hook assembly and ancillary equipment that attaches to the rotating system, a mechanism known as the drawworks. The drawworks mechanism consists of a revolving drum, around which the drilling line is wound, and a series of shafts, clutches and chain and gear drives for generating speed changes and reverse motion. The drawworks also houses the main brake, which has the capacity to stop and sustain the weights used in the drilling process. When heavy loads are being lowered, a hydraulic or electric auxiliary brake assists the main brake to absorb the great amount of energy developed by the mass of the traveling block, hook assembly, drill pipe, drill collars and drill bit or casing being lowered into the well.

         The rotating equipment from top to bottom consists of a swivel, the kelly bushing, the kelly, the rotary table, drill pipe, drill collars and the drill bit. We refer to the equipment between the swivel and the drill bit as the drill stem. The swivel assembly sustains the weight of the drill stem, permits its rotation and affords a rotating pressure seal and passageway for circulating drilling fluid into the top of the drill string. The swivel also has a large handle that fits inside the hook assembly at the bottom of the traveling block. Drilling fluid enters the drill stem through a hose, called the rotary hose, attached to the side of the swivel. The kelly is a triangular, square or hexagonal piece of pipe, usually 40 feet long, that transmits torque from the rotary table to the drill stem and permits its vertical movement as it is lowered into the hole. The bottom end of the kelly fits inside a corresponding triangular, square or hexagonal opening in a device called the kelly bushing. The kelly bushing, in turn, fits into a part of the rotary table called the master bushing. As the master bushing rotates, the kelly bushing also rotates, turning the kelly, which rotates the drill pipe and thus the drill bit. Drilling fluid is pumped through the kelly on its way to the bottom. The rotary table, equipped with its master bushing and kelly bushing, supplies the necessary torque to turn the drill stem. The drill pipe and drill collars are both steel tubes through which drilling fluid can be pumped. Drill pipe, sometimes called drill string, comes in 30-foot sections, or joints, with threaded sections on each end. Drill collars are heavier than drill pipe and are also threaded on the ends. Collars are used on the bottom of the drill stem to apply weight to the drilling bit. At the end of the drill stem is the bit, which chews up the formation rock and dislodges it so that drilling fluid can circulate the fragmented material back up to the surface where the circulating system filters it out of the fluid.

         Drilling fluid, often called mud, is a mixture of clays, chemicals and water or oil, which is carefully formulated for the particular well being drilled. Bulk storage of drilling fluid materials, the pumps and the mud-mixing equipment are placed at the start of the circulating system. Working mud pits and reserve storage are at the other end of the system. Between these two points the circulating system includes auxiliary equipment for drilling fluid maintenance and equipment for well pressure control. Within the system, the drilling mud is typically routed from the mud pits to the mud pump and from the mud pump through a standpipe and the rotary hose to the drill stem. The drilling mud travels down the drill stem to the bit, up the annular space between the drill stem and the borehole and through the blowout preventer stack to the return flow line. It then travels to a shale shaker for removal of rock cuttings, and then back to the mud pits, which are usually steel tanks. The reserve pits, usually one or two fairly shallow excavations, are used for waste material and excess water around the location.

         There are numerous factors that differentiate drilling rigs, including their power generation systems and their drilling depth capabilities. The actual drilling depth capability of a rig may be less than or more than its rated depth capability due to numerous factors, including the size, weight and amount of the drill pipe on the rig.

                                  RISK FACTORS

         The following factors affect our business and the industry in which it operates. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

Risks Relating to our Business

We will need to raise additional funds immediately in order to continue operations. If we do not raise funds immediately we will be forced to cease our operations, and our ability to obtain the necessary funding is uncertain.

         We will need to raise additional funds immediately in order to continue our operations. If we do not raise funds immediately we will be forced to cease our operations and we will be unable to continue as a going concern. We have no immediate internal sources of funds from our existing credit line, and we do not have any committed sources of capital. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders



We currently have no revenue producing operations nor do we anticipate generating any cash from operations in 2007.

         Our drilling and rig construction operations are currently idle as we evaluate our strategic options and financing alternatives. We do not have any rigs currently contracted or operating and our rigs are not currently, nor are expected to produce any revenue from contract drilling unless additional financing is attained.

         We currently have one 1500 horsepower land drilling rig and certain key components and inventory for two 1500 horsepower rigs which are under construction. We have a contract to purchase three 1500 horsepower rigs from Romfor West Africa, Ltd. ("Romfor") Our second and third rigs may be completed and made operational if and when purchase orders are received for them.



We are currently overdue on our Interim Credit Agreement, and have no ability to immediately generate cash aside from a sale of assets.

         On November 27, 2006, Standard Drilling, Inc. (the "Company"), as borrower, entered into an Interim Credit Agreement, effective as of November 20, 2006, with Prentis B. Tomlinson, Jr., the Chairman and Chief Executive Officer of the Company, as lender, in an initial aggregate principal amount of $1 million (the "Loan"), which may be increased at Mr. Tomlinson's sole discretion to a maximum aggregate principal amount of $5 million. The initial aggregate principal amount of the Loan is evidenced by a Promissory Note, effective as of November 20, 2006, made by the Company in favor of Mr. Tomlinson. Interest will accrue on the outstanding principal amount of the Loan at the rate of 10% per annum, compounded monthly. The outstanding principal amount of the Loan, together with all unpaid accrued interest thereon, is payable upon demand by Mr. Tomlinson no earlier than 90 days from November 20, 2006. The Company intends to use the proceeds of the Loan for general corporate and working capital purposes.

         To secure the payment and performance of its obligations under the Interim Credit Agreement and the Promissory Note, the Company entered into a Security Agreement, effective as of November 20, 2006, in favor of Mr. Tomlinson, pursuant to which the Company granted to Mr. Tomlinson a lien and security interest in and to the Company's land drilling Rig #1.

         As of the date of this filing, the Loan is currently overdue. The Company currently has no access to additional capital and does not have the ability to repay the Loan unless we sell assets for cash. We may be forced to sell all, or substantially all of our assets to pay our creditors and avoid a potential involuntary bankruptcy petition. As of December 31, 2006, we had outstanding payables of $4,128,557, a Loan payable, under our Interim Credit Agreement of $1,657,578, and $52,313 in cash.


We have a limited operating history and limited revenues.

         Our business commenced in February 2006 and, accordingly, is subject to substantial risks inherent in the commencement of a new business enterprise. Consequently we have limited assets and operations. To date, we have generated limited revenue from our operations, no business history and may not be able to successfully identify, develop and operate oil and gas leases, generate revenues, or operate profitably that investors can analyze to aid them in making an informed judgment as to the merits of an investment in us. Any investment in us should be considered a high risk investment because the investor will be placing funds at risk in a company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subject.

         Investors should not purchase our stock unless they can afford to lose their entire investment.

We operate in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

         As a provider of contract land drilling services, our business depends on the level of drilling activity by oil and natural gas exploration and production companies operating in the geographic markets where we operate. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, can materially and adversely affect us in many ways by negatively impacting:

         o    our revenues, cash flows and profitability;

         o    our ability to maintain or increase our borrowing capacity;

         o our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital;

         o our ability to retain skilled rig personnel whom we would need in the event of an upturn in the demand for our services; and

         o    the fair market value of our rig fleet.

         Depending on the market prices of oil and natural gas, oil and natural gas exploration and production companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

         o the cost of exploring for, producing and delivering oil and natural gas;

         o    the discovery rate of new oil and natural gas reserves;

         o the rate of decline of existing and new oil and natural gas reserves;

         o significant increases in US imports of liquid natural gas (LNG) or in imports from Canada;

         o available pipeline and other oil and natural gas transportation capacity;

         o    the ability of oil and natural gas companies to raise capital;

         o    actions by OPEC, the Organization of Petroleum Exporting
              Countries;

         o political instability in the Middle East and other major oil and natural gas producing regions;

         o    economic conditions in the United States and elsewhere;

         o    governmental regulations, both domestic and foreign;

         o    domestic and foreign tax policy;

         o    weather conditions in the United States and elsewhere;

         o the pace adopted by foreign governments for the exploration, development and production of their national reserves;

         o    the price of foreign imports of oil and natural gas; and

         o    the overall supply and demand for oil and natural gas.

We have limited sources of liquidity and will need to raise additional capital in order to execute our business plan.

         We will require additional capital to execute our business plan, and our ability to obtain the necessary funding is uncertain. The timing and degree of any future capital requirements will depend on many factors, including:

         o the accuracy of the assumptions underlying our estimates for our capital needs in 2007 and beyond;

         o    the number of prospects we identify;

         o    the terms on which we can obtain rights to those prospects;

         o    the cost of developing the prospects; and

         o    our success rate in developing economically successful prospects.

         We have no immediate internal sources of funds, and we do not have any committed sources of capital. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders. If sufficient capital is not available, we may be required to delay or reduce the scope of our rig acquisition or operation activities which could have a material adverse effect on our business and financial results.

         As of December 31, 2006, our monthly operating overhead is approximately $250,000 and such amount will increase as we expand our operations.

Several of our officers are also employed as officers and directors for another company which may lead to conflicts of interest for these officers.

Several of our officers, including our CEO, President and former CFO, are also employed as officers and/or directors of Calibre Energy, Inc., a company engaged in the business of exploration and production of oil and natural gas. There exists a substantial possibility of a conflict of interest for those officers employed by Calibre Energy, arising from their employment by both us and Calibre Energy. As officers, these individuals will have a duty of loyalty to both companies, and a conflict will arise if we enter into any arrangements with Calibre Energy or if we and Calibre Energy engage, or attempt to engage, in the same businesses. In such cases, the officers may not be able to make decisions or take action that satisfies their obligations to both companies.

Employment of some of our officers by another company may limit the time they have available to devote to managing our business.

         As noted above, several of our officers, including our President and Vice Chairman, are also employed as officers and/or directors of Standard Drilling. Calibre Energy pays the officers salaries comparable to, and in some cases greater than, the salaries we pay them. Our employment agreements with these officers require them to devote such time to managing our business as is reasonably necessary to perform their duties under the employment agreement but do not specify a specific number of hours or percentage of time. Further, the officers have significant discretion on a day to day basis as to whether to devote time to the management of our business or management of Calibre Energy's business. As a result of the salaries paid to them by, their fiduciary duties to, and their ownership of a substantial interest in, Calibre Energy, or for any other reason, the officers may determine to devote most or all of their time to Calibre Energy for an extended period of time. Because of the time required of these officers to manage Calibre Energy's business, they may not devote sufficient time to managing our business, and as a result our business and financial results could be adversely affected. The supervision of the officers' performance by directors without any conflict of interest regarding Calibre Energy is limited to the oversight provided by Mr. Anderson, unless one or more additional unconflicted directors are added to our Board in the future.

Our conflicts committee consists of a single director and, in the event of a transaction or other circumstance involving Calibre Energy, Inc., the committee will not be able to rely on the unconflicted advice of much of our senior management, and if our single director resigns or is otherwise unable to perform his obligations as a director, we will not be able to take action on a matter involving conflicts for our remaining directors until either one or more new unconflicted directors are appointed or the Board takes action in the absence of unconflicted directors.

         Mr. Anderson is our only director who is not a director or officer of Calibre Energy, and he does not constitute a majority of the Board of Directors. Mr. Anderson is the sole member of our conflicts committee, which is charged with determining all actions that are required to be taken or may be taken by us with respect to any opportunity or transaction that involves a conflict of interest for any officer or director. While the conflicts committee will have complete access to our management and is entitled to engage such outside engineering, financial, legal and other assistance as it deems appropriate, in the event of a transaction or other circumstance involving Calibre Energy the committee will not be able to rely on the unconflicted advice of much of our senior management. Further, if Mr. Anderson resigns or is otherwise unable to perform his obligations as a director, we will not be able to take action on any matters that are delegated to the conflicts committee until one or more new unconflicted directors are appointed and made members of the conflicts committee, or unless and until the Board determines to take action in the absence of any unconflicted directors, relying on its determination as to the fundamental fairness of the proposed transaction to our shareholders.

Increases in the supply of rigs or a decrease in demand for rigs could decrease dayrates and utilization rates.

         Any increase in the supply of land rigs, whether through new construction or refurbishment, or a reduction in demand for rigs could decrease dayrates and utilization rates, which would adversely affect our revenues and profitability. In addition, such an adverse effect on our revenue and profitability could be further aggravated by any downturn in oil and natural gas prices which may lead to a decrease in the demand for rigs.

A material reduction in the levels of exploration and development activities in the Ft. Worth and Arkoma Basins or an increase in the number of rigs mobilized to the Ft. Worth and Arkoma Basins could materially and adversely affect our operations.

         We intend to conduct all of our initial operations in the Ft. Worth and Arkoma Basins. A material reduction in the levels of exploration and development activities in Ft. Worth and Arkoma Basins due to a variety of oil and natural gas industry risks described above or an increase in the number of rigs mobilized to the Ft. Worth and Arkoma Basins could result in increased competition, reduced rates and materially and adversely affect our operations.

If we are unable to successfully complete the refurbishment of our rigs on schedule and use those rigs, at profitable levels, our financial condition and results of operations will be adversely affected.

         Our three initial rigs that we have contracted to buy are in the process of refurbishment. Our refurbishment projects are subject to the risks of delay and potential cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Significant delays could have a material adverse effect on anticipated contract commitments with respect to the rigs being refurbished, while significant cost overruns or delays in general could adversely affect our financial condition and results of operations.

The drilling industry has a history of cyclicality and may experience losses in the future.

         Although the industry has been largely profitable in the last two years, it has a history of losses. Our profitability in the future will depend on many factors, but largely on utilization rates and dayrates for our drilling rigs. Current utilization rates and dayrates may decline due to reductions in demand for rigs or an oversupply of rigs, and we may experience losses in the future.

We need to purchase additional rigs at reasonable cost in order to expand our fleet; however, we may not be able to acquire any additional rigs which will have an adverse effect on our operations and financial results.

         As a key component of our business strategy, we intend to acquire up to three rigs in the next 5 months. We may be unable to continue to identify additional suitable rigs, negotiate acceptable terms or successfully acquire any rigs. In addition, we will have to ultimately refurbish our rigs. Our failure to incorporate any acquired assets into our operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive, fragmented industry in which price competition is intense.

         We will encounter substantial competition from other drilling contractors. Our primary market areas are highly fragmented and competitive. The fact that drilling rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

         The drilling contracts we compete for are usually awarded on the basis of competitive bids or direct negotiations with customers. We believe pricing and rig availability are the primary factors our potential customers consider in determining which drilling contractor to select. In addition, we believe the following factors are also important:

         o    the type and condition of each of the competing drilling rigs;

         o the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.

         o    the mobility and efficiency of the rigs;

         o    the quality of service and experience of the rig crews; and

         o    the offering of ancillary services.

         While we must be competitive in our pricing, our competitive strategy is to emphasize the quality of our equipment and experience of our drilling management to differentiate us from our competitors. This strategy is less effective when lower demand for drilling services or an oversupply of rigs usually results in increased price competition making it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete, an oversupply of rigs can cause greater price competition.

         Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of rigs from other regions could rapidly intensify competition and reduce profitability.

We face competition from many competitors with greater resources which may make it more difficult for us to compete.

         Many of our competitors have greater financial, technical and other resources than we do. Their greater capabilities in these areas may enable them to:

         o    better withstand industry downturns;

         o    compete more effectively on the basis of price and technology;

         o    retain skilled rig personnel; and

         o build new rigs or acquire and refurbish existing rigs so as to be able to place rigs into service more quickly than us in periods of high drilling demand.

Unexpected cost overruns on footage contracts or turnkey contracts could adversely affect our financial position and our results of operations.

         Although we intend to focus on daywork contracts, we could choose to enter into footage contracts. Under a footage contract we are responsible for "in-hole" equipment, damage to the hole and controlling any event that could arise from fire or uncontrollable flows of oil or natural gas above or below the surface of the ground. We do not purchase insurance for these exposures and we might have to bear the full cost of such risks, which could have an adverse effect on our financial condition and results of operation. Similar to our footage contracts, under turnkey contracts drilling companies assume most of the risks associated with drilling operations that the operator generally assumes under a daywork contract. Although we do not expect to regularly enter into turnkey contracts, if we were to enter into a turnkey contract or acquire such a contract in connection with future acquisitions, the occurrence of uninsured or under-insured losses or operating cost overruns on such a job could have a material adverse effect on our financial position and results of operations.

Our operations involve operating hazards, which if not insured or indemnified against, could adversely affect our results of operations and financial condition.

         Our operations are subject to the many hazards inherent in the contract land drilling business, including the risks of:

         o    blowouts;

         o    fires and explosions;

         o    loss of well control;

         o    collapse of the borehole;

         o    lost or stuck drill strings; and

         o    damage or loss from natural disasters.

         Any of these hazards can result in substantial liabilities or losses to us from, among other things:

         o    damage or loss from natural disasters;

         o damage to, or destruction of, our property and equipment and that of others;

         o    personal injury and loss of life;

         o damage to producing or potentially productive oil and natural gas formations through which we drill; and

         o    environmental damage.

         We will seek to protect ourselves from some but not all operating hazards through insurance coverage. However, some risks are either not insurable or insurance is available only at rates that we consider uneconomical. Those risks include pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, we attempt to obtain contractual protection against uninsured operating risks from our customers. However, customers who provide contractual indemnification protection may not in all cases maintain adequate insurance or assets to support their indemnification obligations. Our insurance or indemnification arrangements may not adequately protect us against liability or loss from all the hazards of our operations. The occurrence of a significant event that we have not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition. Furthermore, we may be unable to maintain adequate insurance in the future at rates we consider reasonable.

We face increased exposure to operating difficulties because we primarily focus on drilling for natural gas which increases the risk we may experience operating difficulties which increase our costs or create significant liabilities.

         A majority of our drilling contracts are expected to be with exploration and production companies in search of natural gas. Drilling on land for natural gas generally occurs at deeper drilling depths than drilling for oil. Although deep-depth drilling exposes us to risks similar to risks encountered in shallow-depth drilling, the magnitude of the risk for deep-depth drilling is greater because of the higher costs and greater complexities involved in drilling deep wells. We expect to generally enter into International Association of Drilling Contractors contracts that contain "day work" indemnification language that transfers responsibility for down hole exposures such as blowout and fire to the operator, leaving us responsible only for damage to our rig and our personnel. If we do not adequately insure the risk from blowouts or if our contractual indemnification rights are insufficient or unfulfilled, our profitability and other results of operation and our financial condition could be adversely affected in the event we encounter blowouts or other significant operating difficulties while drilling at deeper depths.

Our operations are subject to various laws and governmental regulations that could restrict our future operations, increase our operating costs and adversely affect out business and financial conditions.

         Many aspects of our operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:

         o    environmental quality;

         o    pollution control;

         o    remediation of contamination;

         o    preservation of natural resources; and

         o    worker safety.

         Our operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Several such laws and regulations relate to the disposal and discharge of hazardous oilfield waste and other waste material into the environment. Several such laws also require removal and remedial action and other cleanup under certain circumstances, commonly regardless of fault. These laws and regulations may require the acquisition of permits before drilling commences and may restrict the types, quantities, concentrations and control of substances that can be released into the environment. Planning, implementation and maintenance of protective measures are required to prevent accidental discharges.

         Spills of oil, natural gas liquids, drilling fluids and other substances may subject us to penalties and cleanup requirements. Handling, storage and disposal of both hazardous and non-hazardous wastes are also subject to these regulatory requirements. In addition, our operations are often conducted in or near ecologically sensitive areas, which are subject to special protective measures and which may expose us to additional operating costs and liabilities for accidental discharges of oil, natural gas, drilling fluids, contaminated water or other substances or for noncompliance with other aspects of applicable laws and regulations.

         The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Safe Drinking Water Act, the Occupational Safety and Health Act, or OSHA, and their state counterparts and similar statutes are the primary vehicles for imposition of such requirements and for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard, the Environmental Protection Agency "community right-to-know" regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the "Superfund" law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred, and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also not uncommon for third parties to file claims for personal injury and property damage caused by substances released into the environment.

         Environmental laws and regulations are complex and subject to frequent changes. Failure to comply with governmental requirements or inadequate cooperation with governmental authorities could subject a responsible party to administrative, civil or criminal action. We may also be exposed to environmental or other liabilities originating from businesses and assets that we acquired from others. Compliance with applicable environmental laws and regulations has not, to date, materially affected our capital expenditures, earnings or competitive position, although compliance measures have added to our costs of our drilling equipment. We do not expect to incur material capital expenditures in our next fiscal year in order to comply with current or reasonably anticipated environment control requirements. However, our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of regulatory noncompliance or contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.

         In addition, our business depends on the demand for land drilling services from the oil and natural gas industry and, therefore, is affected by tax, environmental and other laws relating to the oil and natural gas industry generally, by changes in those laws and by changes in related administrative regulations. It is possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations.

We rely on a few key employees whose absence or loss could adversely affect our business.

         Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of our Chairman and Chief Executive Officer Prentis B. Tomlinson, Jr., President and Chief Operating Officer Edward L. Moses, Jr. or our Vice President of Operations, Michael J. Walker, could disrupt our operations. We have entered into employment contracts with our executives. As a practical matter, any employment agreement we may enter into will not assure the retention of our employees. In addition, we do not maintain "key person" life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of any key employee.

We may be unable to attract and retain qualified, skilled employees necessary to operate our business.

         Our success depends in large part on our ability to attract and retain skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage and maintain our business. We require skilled employees who can perform physically demanding work. Shortages of qualified personnel are occurring in our industry. As a result of the volatility of the oil and natural gas industry and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our financial condition and results of operations may be adversely affected. In addition, demand for workers with the necessary skills is increasing and making it more difficult to locate and hire such employees.

We could be adversely affected by shortages of equipment supplies.

         The materials and supplies we will use in our drilling operations include fuels to operate our drilling equipment, drilling mud, drill pipe, drill collars, drill bits and cement. We do not rely on a single source of supply for any of these items. From time to time there have been shortages of drilling equipment and supplies during periods of high demand which we believe could reoccur. Shortages could result in increased prices for drilling equipment or supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining drilling equipment or supplies could limit drilling operations and jeopardize our relations with customers. In addition, shortages of drilling equipment or supplies could delay and adversely affect our ability to obtain new contracts for our rigs, which could have a material adverse effect on our financial condition and results of operations.

Drilling wells is speculative, unpredictable, and may be unprofitable.

         We will be required to pay our pro rata share of drilling expenses on a prospect where we take a working interest. Drilling involves high risk, and the probability is high that no oil and gas will be discovered in commercial quantities. In most instances, a dry hole will result in a total loss of any amounts invested in obtaining and the drilling of the prospect.

Risks Related to Our Common Stock

There is currently no market for our securities, and there are substantial restrictions on the transferability of our securities.

         There is currently a limited market for our common stock. Accordingly, purchasers of the shares offered hereby will be required to bear the economic consequences of holding such securities for an indefinite period of time. An active trading market for our common stock may not ever develop. Any trading market that does develop may be volatile, and significant competition to sell our common stock in any such trading market may exist, which could negatively affect the price of our common stock. As a result, the value of our common stock may decrease. Additionally, if a trading market does develop, such market may be highly illiquid, and our common stock may trade at a price that does not accurately reflect the underlying value of our net assets or business prospects. Investors are cautioned not to rely on the possibility that an active trading market may develop or on the prices at which our stock may trade in any market that does develop in making an investment decision.

We presently do not intend to pay cash dividends on our stock.

         We currently anticipate that no cash dividends will be paid on any of our stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance future expansion of our business.

         Our officers and directors control 28.5% of our stock and thus may elect the majority of our directors.

         Our officers and directors own or control a substantial portion of our issued and outstanding shares of the Company. Officers and directors own approximately 28.5% of the issued and outstanding shares of common stock. Therefore, officers and directors will have the voting power to elect members of our board of directors and to control substantially all corporate actions and decisions for an indefinite period of time. The business is managed and controlled primarily by the officers and directors.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Office Lease. Standard Drilling , Inc. also leases 2,360 square feet of office space in Washington, D.C. that serves as its corporate office. The lease is at market rates and expires in October 2008. Additionally, Stanrard has an operations office of 4,000 square feet in Houston, Texas. The lease is at market rates and expires in August 30, 2011.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not currently a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No meetings were held in 2006.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF OUR COMMON STOCK AND DIVIDEND POLICY

         As of March 15, 2007 after consummation of the merger, there were 45,998,000 shares of our common stock outstanding, held by approximately 241 holders, including shares held in street name. Our common stock is quoted on the OTC Bulletin Board under the symbol "STDR.OB." The following table sets forth, for the periods indicated, the high and low bids for our common stock; the bids reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The last reported bid for our common stock on the OTC Bulletin Board on May 14, 2007 was $0.27 per share.

                                                           High           Low
   Fiscal Year Ended December 31, 2004
     First Quarter.....................................     $0             $0
     Second Quarter....................................      0              0
     Third Quarter.....................................      0              0
     Fourth Quarter....................................      0              0

   Fiscal Year Ended December 31, 2005
     First Quarter.....................................      0              0
     Second Quarter....................................      0              0
     Third Quarter.....................................      0              0
     Fourth Quarter....................................      0              0

   Fiscal Year Ended December 31, 2006
     First Quarter.....................................      0              0
     Second Quarter....................................      0              0
     Third Quarter.....................................      0              0
     Fourth Quarter ...................................     1.13           1.13

   Fiscal Year Ended December 31, 2007
     First Quarter (Through March 31, 2007)............     1.05           0.58




         The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other small exploration and production companies, the market price of our common stock may in the future be, subject to significant volatility. Factors such as reports on the results of leasing or drilling operations, changes in the price of oil and gas or drilling costs, changes in estimates of our performance by securities analysts, and failure to meet securities analysts' expectations may have a significant effect on the market price of our common stock. In addition, the price of our stock could be affected by stock price volatility in the exploration and production industry or the capital markets in general without regard to our operating performance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Results of Operations from February 14, 2006 (Inception) to December 31, 2006

         We commenced our operations and entered into a contract for the construction of three rigs in February 2006. Prior to that time, we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the period from February 14, 2006 (inception) to December 31, 2006 to any earlier period.



         Burnett Oil Company Project

         On November 1, 2006, we entered into an Agreement with Burnett Oil Company ("Burnett"), pursuant to which the Company can earn an undivided 60% working interest in certain Burnett oil and gas leases in exchange for a cash payment of $250,000 by the Company to Burnett and the Company drilling and completing a well, using one of its rigs, on the subject leases into the Barnett Shale formation in the Fort Worth Basin in Johnson County, Texas. The first well drilled under this Agreement was the DeCleva 1 well.

         The Agreement also gives the Company the right to submit proposals for all future drilling operations with respect to the subject leases. Burnett has agreed that it will retain the Company to conduct such drilling operations provided that the Company's proposal includes financial terms no less favorable than those offered by reputable third parties using comparable equipment and crews, and that Burnett is satisfied with the quality and efficiency of the Company's equipment and crews, subject to its sole discretion.


         On April 16, 2007, we signed a Termination Agreement with Burnett, under which we terminated our participation in the DeCleva Project. Under the terms of the Termination Agreement, Burnett placed $1.2 million into escrow. These funds will be used to pay off existing liabilities incurred by Standard during the drilling of the DeCleva 1 well. Within sixty days from the closing , if no other notices of claims, outstanding invoices not previously disclosed or notices of liens have been received by either Burnett or Standard or filed against the Well or Leases, then and only then will Burnett release the balance of the account, if any, to Standard


         Net Sales.

         For the period from February 14, 2006 (inception) to December 31, 2006, we had revenues of $473,163.

         General and Administrative Expenses.

         For the period from February 14, 2006 (inception) to December 31, 2006, general and administrative expenses were $4,226,194. A total of $1,410,932 was for costs associated with our continuing general and administrative expenses, $353,674 was for professional fees principally associated with capital raising activities, and $2,041,118 was for compensation expense.

         Net Loss.

         For the period from February 14, 2006 (inception) to December 31, 2006, we had a net loss of $3,624,041. The net loss is primarily attributable to minimal operating revenues to support general and administrative costs until such time as we achieve operating results from our drilling program.

         Liquidity and Capital Resources

         As of December 31, 2006, we had cash of $52,313 and a working capital deficit of $7,452,821. We expect to have monthly overhead costs of approximately $250,000 per month for the next twelve months. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees), draw downs on our Interim Credit Agreement, and cash generated from the sale of assets. To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs including substantial costs for the registration of our securities.

         We will need to raise additional funds immediately in order to continue our operations. If we do not raise funds immediately we will be forced to cease our operations and we will be unable to continue as a going concern. We have no immediate internal sources of funds, and we do not have any committed sources of capital. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

         On November 27, 2006, Standard Drilling, Inc. (the "Company"), as borrower, entered into an Interim Credit Agreement, effective as of November 20, 2006, with Prentis B. Tomlinson, Jr., the Chairman and Chief Executive Officer of the Company, as lender, in an initial aggregate principal amount of $1 million (the "Loan"), which may be increased at Mr. Tomlinson's sole discretion to a maximum aggregate principal amount of $5 million. The initial aggregate principal amount of the Loan is evidenced by a Promissory Note, effective as of November 20, 2006, made by the Company in favor of Mr. Tomlinson. Interest will accrue on the outstanding principal amount of the Loan at the rate of 10% per annum, compounded monthly. The outstanding principal amount of the Loan, together with all unpaid accrued interest thereon, is payable upon demand by Mr. Tomlinson no earlier than 90 days from November 20, 2006. The Company intends to use the proceeds of the Loan for general corporate and working capital purposes.

         To secure the payment and performance of its obligations under the Interim Credit Agreement and the Promissory Note, the Company entered into a Security Agreement, effective as of November 20, 2006, in favor of Mr. Tomlinson, pursuant to which the Company granted to Mr. Tomlinson a lien and security interest in and to the Company's land drilling Rig #1.

         As of the date of this filing, the Loan is currently overdue. The Company currently has no access to additional capital and does not have the ability to repay the Loan unless we sell assets for cash.


         On June 9, 2006, we raised an aggregate of $18,223,000 ($16,488,290 net of offering costs) through the sale of 9,111,500 units of Standard Drilling. Each unit consists of two shares of common stock of Standard Drilling and one warrant to purchase a share of common stock of Standard Drilling at an exercise price of $1.75 and a term of 2 years.

         CASH FLOW FROM OPERATING ACTIVITIES

         For the period from February 14, 2006 (inception) to December 31, 2006, net cash provided by operating activities was $459,397, primarily attributed to a net loss of $3,624,041 in the period offset by an increase in accounts payable of $4,128,557.

         CASH FLOW FROM INVESTING ACTIVITIES

         For the period from February 14, 2006 (inception) to December 31, 2006, net cash used in investing activities was $20,821,364, driven primarily by our investment in the construction of our drilling rigs.

         CASH FLOW FROM FINANCING ACTIVITIES

         For the period from February 14, 2006 (inception) to December 31, 2006, net cash provided by financing activities was $18,775,453, which was attributed to our sale of common stock and purchase warrants. At December 31, 2006, the Company had received net proceeds from notes payable of $1,657,578.

Future capital expenditures and commitments

         As of December 31, 2006, our remaining cash balance and revenues from existing projects will be insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2007. We will need to raise additional capital through the sale of equity and/or debt securities to fully meet our 2007 capital budget. Failure to raise necessary capital or generate sufficient cash flow from operations in 2007 will cause us to curtail or eliminate certain development and drilling of existing and planned projects as well as to curtail the acquisition of mineral properties.

         As a result, the actual amount and timing of our capital expenditures may differ materially from our estimates. Some of the other factors which may prevent us from meeting our 2007 capital budget are, among other things, actual drilling results, cost overruns, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments, and all such other assumptions referenced in this report.

         Off-Balance Sheet Arrangements

         As of December 31, 2006, we had no off-balance sheet arrangements.

         Related Party Transactions

         For more information on these transactions, please read "Certain Relationships and Related Party Transactions" in this prospectus.

         Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements.

         Use of Estimates.

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Significant estimates also will include proved oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations. Currently, we have no proved oil and gas reserves.

         Cash and Cash Equivalents.

         Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.

         Concentration of Credit Risk..

         Financial instruments that potentially subject us to concentration of credit risk consist of cash. At December 31, 2006, we had no cash accounts in excess of federally insured limits. We maintain cash accounts only at large high quality financial institutions and we believe the credit risk associated with cash is remote.

         Oil and Gas Properties.

         We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

         All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects in progress are not amortized until proved reserves associated with the projects can be determined and are periodically assessed for impairment. If the results of an assessment indicate that the properties are impaired, such impairment is added to the costs being amortized and is subject to the ceiling test.

         Capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

         Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

         Oil and Gas Properties Not Subject to Amortization.

         We are currently participating, on a non-operated basis, in oil and gas exploration and development activities. At December 31, 2006, all oil reserves have been classified as unproved reserves. Consequently, all the property, development and exploratory costs have been excluded in computing amortization. We will begin to amortize these costs when these projects are evaluated, which is currently estimated to be 2007.

         Drilling Rigs and Equipment

         Drilling rigs and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of land drilling equipment approximate 15 years. The depreciable life for certain other equipment including drill pipe and camp quarters ranges from three to seven years. Depreciation is not commenced until acquired rigs and equipment are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. As of December 31, 2006, we had not recognized any depreciation expense associated with drilling rigs, as no rigs had been placed in service. We periodically evaluate long-lived assets to determine that their net carrying value is not in excess of their net realizable value. We consider a number of factors, such as estimated future cash flows and current market value analysis in determining the net realizable value. Assets are written down to fair value if the fair value is below the net carrying value.

         Revenue Recognition.

         We expect to derive substantially all of our revenues from the oil and natural gas land drilling services. Drilling revenues and expenses for daywork and term contracts are recorded as the drilling progresses. For footage contracts, we recognize the revenues and expenses upon completion of the well. We generally receive payment from one to three months after the service has been rendered. Oil and gas revenues are recorded in the month the product is delivered to the purchaser and title transfers. We generally receive payment from one to three months after the sale has occurred. Each month we estimate the volumes sold and the price at which they were sold to record revenue. Variances between estimated revenue and actual amounts are recorded in the month payment is received.

         Furniture and Office Equipment.

         Furniture and office equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of 5 years. During the period from inception to December 31, 2006, depreciation expense was $30,307.

         Employee Stock Plan.

         At December 31, 2006, we have a stock-based compensation plan, which is described more fully in Note 8 to our financial statements included elsewhere in this prospectus. As required under generally accepted accounting principles, we account for the plan under the recognition and measurement principles of FASB Statement No. 123R, Accounting for Stock-Based Compensation.

ITEM 7.  FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Standard Drilling, Inc.
Washington, DC 20006

We have audited the accompanying balance sheet of Standard Drilling, Inc. as of December 31, 2006, and the related statements of operations, shareholders' equity and comprehensive income, and cash flows for the period from February 14, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Drilling, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the period from February 14, 2006 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Standard Drilling, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Standard Drilling, Inc. was formed on February 14, 2006 and has commitments for the purchase of equipment that exceed available funds; has no revenues; and has generated operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Moore & Associates, Chartered


Moore & Associates, Chartered
Las Vegas, Nevada
May 14, 2007

                             STANDARD DRILLING, INC.
                                  Balance Sheet



                                     ASSETS
                                     ------

                                                                   December 31,
                                                                       2006
                                                                   ------------
CURRENT ASSETS

        Cash and cash equivalents                                  $     52,313
        Accounts receivable                                             486,610
        Prepaid expenses                                                503,776
        Short-term note receivable                                        5,000
                                                                   ------------

                 Total Current Assets                                 1,047,699
                                                                   ------------

PROPERTY & EQUIPMENT

        Oil and gas properties                                        2,989,933
        Drilling rigs and machinery                                   7,516,024
        Office furniture and equipment                                1,281,572
        Accumulated depreciation                                        (30,307)
                                                                   ------------

                 Total Property & Equipment, Net                     11,757,222
                                                                   ------------

OTHER ASSETS

        Deposits on rigs                                              8,974,689
        Notes receivable                                                 13,750
        Equity investment                                                59,146
                                                                   ------------

                 Total Other Assets                                   9,047,585
                                                                   ------------

                 TOTAL ASSETS                                      $ 21,852,506
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                             STANDARD DRILLING, INC.
                                  Balance Sheet




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

        Accounts payable                                           $  4,128,557
        Accrued expenses                                              2,711,385
        Note payable - related party                                  1,657,578
                                                                   ------------

                 Total Current Liabilities                            8,497,520
                                                                   ------------

                 TOTAL LIABILITIES                                    8,497,520

STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock; 100,000,000 shares authorized,
          at $0.001 par value, 45,073,000 shares
         issued and outstanding, respectively                            45,073
        Additional paid-in capital                                   18,026,709
        Stock subscriptions receivable                                 (370,000)
        Prepaid stock awards                                           (722,755)
        Accumulated deficit                                          (3,624,041)
                                                                   ------------

                 Total Stockholders' Equity (Deficit)                13,354,986
                                                                   ------------

                 TOTAL LIABILITIES AND STOCKHOLDERS'
                   EQUITY (DEFICIT)                                $ 21,852,506
                                                                   ============




   The accompanying notes are an integral part of these financial statements.

                             STANDARD DRILLING, INC.
                            Statements of Operations

                                                               From Inception
                                                            of the Development
                                                                  Stage on
                                                             February 14, 2006
                                                                  Through
                                                                December 31,
                                                                    2006
                                                             ------------------


REVENUES - Drilling                                          $          473,163

COST OF SALES                                                           360,396
                                                             ------------------

         GROSS PROFIT                                                   112,767
                                                             ------------------

OPERATING EXPENSES

      Salaries and wages                                              2,041,118
      Depreciation, amortization, and depletion                          30,307
      Legal and professional                                            353,674
      General and administrative                                      1,408,720
                                                             ------------------

         Total Operating Expenses                                     3,833,819
                                                             ------------------

         OPERATING LOSS                                              (3,721,052)
                                                             ------------------

OTHER INCOME (EXPENSE)

      Interest income                                                   136,689
      Interest expense                                                  (11,324)
      Loss on investment                                                (28,354)
                                                             ------------------

         Total Other Income (Expense)                                    97,011
                                                             ------------------

         NET LOSS                                            $       (3,624,041)
                                                             ==================

         BASIC AND DILUTED
           LOSS PER SHARE                                    $            (0.09)
                                                             ==================

         WEIGHTED AVERAGE
           NUMBER OF SHARES
           OUTSTANDING                                               41,965,500
                                                             ==================




   The accompanying notes are an integral part of these financial statements.

                             STANDARD DRILLING, INC.
                  Statements of Stockholders' Equity (Deficit)


                                             Common Stock            Additional        Stock            Prepaid         Retained
                                    -----------------------------     Paid-In       Subscriptions        Stock          Earnings
                                       Shares          Amount          Capital       Receivable          Awards         (Deficit)
                                    -------------   -------------   -------------   -------------    -------------    -------------

Balance at inception on
  February 14, 2006                            --   $          --   $          --   $          --    $          --    $          --

Initial capital from founding
  shreholders for services
  rendered                             23,000,000          23,000              --              --               --               --

Issuance of common stock
  for cash, prepaid services,
  and subscriptions receivable         22,073,000          22,073      18,026,709        (370,000)        (722,755)              --

Net loss for the period from
  inception on  February 14, 2006
  through December 31, 2006                    --              --              --              --               --       (3,624,041)
                                    -------------   -------------   -------------   -------------    -------------    -------------

Balance, December 31, 2006             45,073,000   $      45,073   $  18,026,709   $    (370,000)   $    (722,755)   $  (3,624,041)
                                    =============   =============   =============   =============    =============    =============



   The accompanying notes are an integral part of these financial statements.

                             STANDARD DRILLING, INC.
                             Statement of Cash Flows


                                                                     From Inception
                                                                   of the Development
                                                                        Stage on
                                                                   February 14, 2006
                                                                         Through
                                                                       December 31,
                                                                          2006
                                                                   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                    $       (3,624,041)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
                Depreciation, depletion and amortization                       30,307
                Common stock issued for services                               23,000
                Loss on equity investment                                      28,354
       Changes in operating assets and liabilities
                Increase in accounts receivable                              (486,610)
                Increase in prepaid expenses                                 (503,776)
                Increase in accounts payable                                4,128,557
                Increase in accrued expenses                                2,711,385
                                                                   ------------------

                       Net Cash Used by Operating Activities                2,307,176
                                                                   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

                Purchase of oil and gas properties                         (2,989,933)
                Purchase of fixed assets                                   (8,797,596)
                Cash paid as deposits on fixed assets                      (8,974,689)
                Cash paid on notes receivable                                 (18,750)
                Cash paid on equity investment                                (87,500)
                                                                   ------------------

                       Net Cash Used by Investing Activities              (20,868,468)
                                                                   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

                Cash received on note payable                               1,657,578
                Sale of common stock for cash                              16,956,027
                                                                   ------------------

                       Net Cash Provided by Financing Activities           18,613,605
                                                                   ------------------

                NET DECREASE IN CASH                                           52,313

                CASH AT BEGINNING OF PERIOD                                        --
                                                                   ------------------

                CASH AT END OF PERIOD                              $           52,313
                                                                   ==================

SUPPLIMENTAL DISCLOSURES OF
       CASH FLOW INFORMATION

       CASH PAID FOR:

                Interest                                           $           11,324
                Income Taxes                                       $               --


         The accompanying condensed notes are an integral part of these interim financial statements.

                             STANDARD DRILLING, INC.

                          Notes to Financial Statements

Note 1.  Organization and Business Operations

         We currently have one 1500 horsepower land drilling rig and certain key components and partial inventory for two 1500 horsepower rigs which are under construction. We have a contract to with Romfor West Africa, Ltd. ("Romfor") to construct 2 additional 1500 horsepower land drilling rigs using currently owned key components together with newly purchased additional components. Our second and third rigs may be completed and made operational if and when purchase orders are received for them. Our drilling and rig construction operations are currently idle as we evaluate our strategic options and financing alternatives.

         The Company is unable to forecast a time frame for completion of the two additional rigs because of a lack of financing.

         Management and our Board of Directors are currently evaluating our strategic options in light of changing market conditions and our inability to secure additional financing.

Note 2.  Summary of Significant Accounting Policies

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

         Significant estimates also will include proved oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations. Currently, the Company has no proved oil and gas reserves.

         Cash and Cash Equivalents

         Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. At December 31, 2006, the Company had no cash in excess of federally insured limits. The Company maintains cash accounts only at large high quality financial institution and the Company believes the credit risk associated with cash is remote.

         Oil and Gas Properties

         The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

         All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects in progress are not amortized until proved reserves associated with the projects can be determined and are periodically assessed for impairment. If the results of an assessment indicate that the properties are impaired, such impairment is added to the costs being amortized and is subject to the ceiling test.

          Capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

          Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

         Oil and Gas Properties Not Subject to Amortization

         The Company is currently participating, on a non-operated basis, in oil and gas exploration and development activities. At December 31, 2006, all oil reserves have been classified as unproved reserves. Consequently, all the property, development and exploratory costs have been excluded in computing amortization. Standard will begin to amortize these costs when these projects are evaluated, which is currently estimated to be 2007.

         Drilling Rigs and Equipment

         Drilling rigs and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of land drilling equipment approximate 15 years. The depreciable life for certain other equipment including drill pipe and camp quarters ranges from three to seven years. Depreciation is not commenced until acquired rigs and equipment are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment. As of November 1, 2006, the Company began recognizing depreciation expense associated with drilling rigs. The Company periodically evaluates long-lived assets to determine that their net carrying value is not in excess of their net realizable value. The Company considers a number of factors, such as estimated future cash flows and current market value analysis in determining the net realizable value. Assets are written down to fair value if the fair value is below the net carrying value.

         Revenue Recognition

         The Company derives substantially all of our revenues from the oil and natural gas land drilling services. Drilling revenues and expenses for daywork and term contracts are recorded as the drilling progresses. For footage contracts, the Company recognizes the revenues and expenses upon completion of the well. The Company generally receives payment from one to three months after the service has been rendered. Oil and gas revenues are recorded in the month the product is delivered to the purchaser and title transfers. The Company generally receives payment from one to three months after the sale has occurred. Each month the Company estimates the volumes sold and the price at which they were sold to record revenue. Variances between estimated revenue and actual amounts are recorded in the month payment is received.

         Furniture and Office Equipment

         Furniture and office equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of 5 years. During the period ended December 31, 2006 there was depreciation expense was $9,634.

         Employee Stock Plan

         At December 31, 2006, Standard Drilling has a stock-based compensation plan, which is described more fully in Note 8. As required under generally accepted accounting principles, Standard Drilling accounts for the plan under the recognition and measurement principles of FASB Statement No. 123R, Accounting for Stock-Based Compensation.

         Income Taxes

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established when necessary to reduce the deferred tax asset to the amount expected to be realized.

Note 3.  Going Concern

         As shown in the accompanying financial statements, Standard has incurred operating losses since inception and expects to continue to incur losses through 2007. As of December 31, 2006, Standard has commitments for the purchase of equipment that exceed available funds; has no revenues; and has generated operating losses since inception. These factors raise substantial doubt about our ability to continue as a going concern. Standard's ability to achieve and maintain profitability and positive cash flow is dependent upon Standard's ability to complete the refurbishment and modifications to drilling rigs economically; utilize the drilling equipment at profitable levels, and convert unproved oil and gas properties to producing properties at economic levels. Management plans to fund its future operations by obtaining additional financing and commencing commercial drilling activities for third parties. However, there is no assurance that Standard will be able to utilize the drilling equipment at economic levels, convert our unproved properties to producing properties; or obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Standard or its shareholders.

Note 4.  Income Tax Matters

         Net deferred tax assets consist of the following components as of December 31, 2006:

              Net operating loss carryovers             $1,413,376

              Less valuation allowance                  (1,413,376)
                                                     -------------

              Net deferred tax asset                 $           0
                                                     =============

         Standard has net operating loss carry forwards of approximately $3,624,041, which will begin to expire in 2026. The deferred tax assets are net of a full valuation allowance of $1,413,376 based on the amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as noncurrent assets.

          The income tax provision differs from the amount of income determined by applying the U.S. Federal income tax rate to pretax income primarily due to the valuation allowance.

Note 5.  Oil and Gas Properties Not Subject to Amortization

          Standard is currently participating in oil and gas exploration and development activities on onshore properties in the Fort Worth Basin and Arkoma Basin. At December 31, 2006, all oil and gas properties are classified as unproved. Accordingly, the capital costs have been excluded from the computation of amortization of the full cost pool. The Company will begin to amortize these costs as the properties are developed and reserve estimates are available. We estimate that the properties we will be developed, evaluated and subject to amortization by the 2007 year end.

         Costs excluded from amortization consist of the following at December 31, 2006:


         ---------------------------------------------------------------------------------------------------------------------------
                                 Acquisition            Exploration            Development            Capitalized
         Year Incurred              Costs                  Costs                  Costs                 Interest              Total
         ---------------------------------------------------------------------------------------------------------------------------
              2006                 $606,128                                                                                 $606,128
         ---------------------------------------------------------------------------------------------------------------------------


Note 6.  Shareholders' Equity

         Preferred Stock

         Standard Drilling is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of December 31, 2006 none of the preferred stock is outstanding.

         Common Stock

         Standard Drilling is authorized to issue 100,000,000 shares of common stock, par value of $.001 per share. The founding shareholders were issued 23,000,000 shares of common stock for services rendered. On June 9, 2006, Standard Drilling completed a private offering of 9,111,500 units at a price of $2.00 per unit realizing net proceeds after offering costs of $15,868,290. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $1.75 per share for every two shares of common stock the investor purchases in the offering. There were 9,111,500 warrants granted in the offering and the warrants expire two years from purchase. These warrants are valued at $546,690. Standard Drilling recognized fees and expenses related to the offering of $1,734,710. Standard Drilling also granted 1,688,800 warrants at an exercise price of $1.00 per share with the same terms and conditions as those issued in the private offering to the placement agent. These warrants were valued at $101,328.

         Reverse Merger

         In the Merger, Online Holdings exchanged 41,223,000 shares of its common stock for 41,223,000 shares of common stock of Standard Drilling Delaware and reserved for issuance (1) 10,800,300 shares of common stock pursuant to outstanding warrants to purchase common stock of Standard Drilling Delaware that were assumed by Online Holdings, and
         (2) 8,520,000 shares of common stock pursuant to outstanding options to purchase common stock of Standard Drilling Delaware pursuant to the Standard Drilling, Inc. 2006 Stock Incentive Plan that were assumed by Online Holdings. Standard Drilling Delaware paid Online Holdings $60,000 as a deposit pursuant to the Merger Agreement. A condition to the Merger was an agreement by the then principal stockholder of Online Holdings to cancel, immediately prior to the Merger, 20,000,000 outstanding shares of common stock of Online Holdings that had been issued to the principal shareholder. In consideration of such cancellation, Online Holdings paid the principal shareholder $60,000, and Standard recognized recapitalization expense of $60,000. The then principal shareholder of Online Holdings also assumed the net liabilities of Online Holdings. As a result of the Merger, Standard had 45,073,000 shares of common stock issued and outstanding and an additional 19,320,300 shares of common stock reserved for issuance as described above.

         In connection with the Merger, Online Holdings changed its name to Standard Drilling, Inc.

Note 7.  Note Receivable for Common Stock Issued

         On May 30, 2006, and in connection with the private offering completed on June 9, 2006, Standard received a promissory note from an unrelated individual in the amount of $800,000 for the purchase of 400,000 units of Standard. The note bears interest at 4% per annum. The note and all accrued interest were due and payable on October 1, 2006. The Company holds a security interest and a lien on these units as collateral. As of December 31, 2006, $370,000 in principal amount remained on the note.

Note 8.  Stock Option Plan

         The Company adopted the 2006 Stock Incentive Plan (the "Plan") in February 2006. Under the Plan options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 9,000,000 shares of common stock for the plan. On July 27, 2006, Standard Drilling issued 6,250,000 options to purchase shares of its common stock at a price of $0.07 per share with a fair value of $467,500 or $0.07 per share. The options expire on January 25, 2008, are exercisable from the date of issuance and may be exercised on a net cashless basis. Any common stock so issued must be forfeited back to the Company if the closing price of its common stock on any exchange on which the common stock of the Company is traded or quoted fails to equal or exceed $2.50 for 10 trading days prior to January 25, 2008. In addition on the same date, the Company issued 2,195,000 options to purchase shares of its common stock at a price of $0.07 per share with a fair value of $162,316 or $0.07 per share. The options expire on January 25, 2008, may be exercised on a net cashless basis and are exercisable after the later of the date the closing price of its common stock on any exchange on which the common stock of the Company is traded or quoted equals or exceeds $2.50 for 10 trading days or January 1, 2007. Due to the complexity of valuing the vesting and forfeiture terms of these options, the Company valued the above stock options using a lattice valuation model, with the assistance of a valuation consultant. The lattice model is constructed from valuation inputs to represent a wide range of possible future paths for the stock price throughout the life of the option. The option payoff is calculated over a large number of price paths (randomly selected using the Monte Carlo method) along the lattice. The average of the present value of the option payoff along these paths is the estimated value of the option. The assumptions used in the lattice model were: a risk-free interest rate of 5.00%; the current stock price at date of issuance of $0.965 per share; the exercise price of the options of $0.07 per share; the term of 18 months; volatility of 39.22%; and dividend yield of 0.0%.

         On July 27, 2006, the Company issued 100,000 incentive stock options to an employee with an exercise price of $0.965. These options expire on July 27, 2016, vest equally over 4 years and with a fair value of $57,340. The Company valued these options using the Black-Scholes valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management's judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 5.00%; the current stock price at date of issuance of $0.965 per share; the exercise price of the options of $0.965; the term of 18 months; volatility of 39.22%; and dividend yield of 0.0%.

         The value of the stock options granted were recognized as compensation expense beginning in the third quarter of 2006 and will continue to be recognized over the vesting term of the options.

Note 9.  Related Party Transactions

         On November 27, 2006, Standard Drilling, Inc. (the "Company"), as borrower, entered into an Interim Credit Agreement, effective as of November 20, 2006, with Prentis B. Tomlinson, Jr., the Chairman and Chief Executive Officer of the Company, as lender, in an initial aggregate principal amount of $1 million (the "Loan"), which may be increased at Mr. Tomlinson's sole discretion to a maximum aggregate principal amount of $5 million. The initial aggregate principal amount of the Loan is evidenced by a Promissory Note, effective as of November 20, 2006, made by the Company in favor of Mr. Tomlinson. Interest will accrue on the outstanding principal amount of the Loan at the rate of 10% per annum, compounded monthly. The outstanding principal amount of the Loan, together with all unpaid accrued interest thereon, is payable upon demand by Mr. Tomlinson no earlier than 90 days from November 20, 2006. The Company intends to use the proceeds of the Loan for general corporate and working capital purposes.

         To secure the payment and performance of its obligations under the Interim Credit Agreement and the Promissory Note, the Company entered into a Security Agreement, effective as of November 20, 2006, in favor of Mr. Tomlinson, pursuant to which the Company granted to Mr. Tomlinson a lien and security interest in and to the Company's land drilling Rig #1.

         As of the date of this filing, the Loan is currently overdue. The Company currently has no access to additional capital and does not have the ability to repay the Loan unless we sell assets for cash.

         As of the date of this filing, the Company's Chairman and CEO, Mr. Prentis B. Tomlinson, Jr., owns approximately 75% of Calibre Energy, Inc., a publicly held oil and gas exploration company which trades on the Over-The-Counter-Bulletin-Board under the symbol CBRE, and serves as its Chairman and CEO.

         On March 24, 2006, the Company borrowed $350,000 from Calibre Energy, Inc. pursuant to a loan bearing interest at 4% per annum. On April 7, 2006 Standard paid $350,545 to Calibre Energy, Inc., the full amount of the loan with all interest due.

         Several of the Company's officers and directors, including its CEO, President and CFO, are also employed as officers and/or directors of Calibre Energy, Inc., a company engaged in the business of oil and gas exploration and production.

Note 10. Commitments and Contingencies

         The Company has entered into a five year lease agreement for office space in Houston, TX. The lease commenced on July 1, 2006 and will expire on June 30, 2011.

         At December 31, 2006, future minimum lease payments under the operating lease are as follows:


                                                                 Payments Due By Period

                                       Total      Less Than 1    1-3 Years     3-5 Years
                                                     Year
                                    -----------   -----------   -----------   -----------

Rent Obligations                    $   285,700   $    54,100   $   112,800   $   118,800
Drilling Rig Purchase Commitments    14,651,634    14,651,634
                                    -----------   -----------   -----------   -----------

         Total                      $14,937,334   $14,705,734   $   112,800   $   118,800

         The Company had rent expense of $37,448 for the period ended December
         31, 2006.


Note 11.  Subsequent Events

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Change of Accountants

         Effective October 12, 2006, the Board of Directors of Standard Drilling, Inc (the "Company"), a Nevada corporation, determined to change the Company's independent accountants and dismissed Ehrhardt Keefe Steiner & Hottman, PC as the Company's independent registered public accounting firm. The Board of Directors of the Company approved the decision to change independent auditors.

         During the Company's two most recent fiscal years, ending December 31, 2004 and 2005 and during the period from January 1, 2006 through October 12, 2006, (i) there were no disagreements between the Company and Ehrhardt Keefe Steiner & Hottman, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ehrhardt Keefe Steiner & Hottman, PC would have caused Ehrhardt Keefe Steiner & Hottman, PC to make reference to the matter in its reports on the Company's financial statements, and (ii) neither of Ehrhardt Keefe Steiner & Hottman's reports on the Company's financial statements for such fiscal years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles with the exception of the following "going concern" qualifications:

         The report for the fiscal year ended December 31, 2004 included the following:

         "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company is in the development stage and has a stockholder deficit of $11,325. The planned principal operations had commenced, but there has been no significant revenue therefrom. This condition raises substantial doubt about the Company's ability as a going concern.

         The report for the fiscal year ending December 31, 2005 included the following:

         "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company ceased business operations in December 2003. The Company has also incurred accumulated losses through December 31, 2005 of $114,055 and current liabilities exceed current assets by $12,831. These conditions raise substantial doubt about the Company's ability as a going concern."

         During the two most recent fiscal years ending December 31, 2004 and 2005 there have been no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

         The Board of Directors of Standard Drilling appointed Malone & Bailey as the Company's Independent Registered Public Accountant effective October 12, 2006. Prior to such date, the Company did not consult with Malone & Bailey, P.C. regarding (i) the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-K set forth above under "Item 2.01 Completion of Acquisition or Disposition of Assets" is incorporated herein by reference.

         The Board of Directors of Standard Drilling appointed Moore & Associates, Chartered as the Company's Independent Registered Public Accountant effective April 30, 2007. Prior to such date, the Company did not consult with Malone & Bailey, P.C. regarding (i) the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-K set forth above under "Item 2.01 Completion of Acquisition or Disposition of Assets" is incorporated herein by reference.

ITEM 8A. CONTROLS AND PROCEDURES.

         Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. Changes in our internal controls over financial reporting occurred in the fourth quarter 2006 that materially affected our internal control over financial reporting. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures and IT systems to maintain and monitor our Oil and Gas Properties and Reserves.

         The Company has substantially increased its business activities since the merger on September 1, 2006. Accordingly, the Company has been required to improve its system of internal control over financial reporting during the fiscal quarter covered by this report by (1) initiating a plan to formalize accounting and disclosure procedures for Oil and Gas Properties and Reserve Calculations; (2) further development of our internal IT systems; (3) performing additional reviews of our internal Oil and Gas Properties and Reserve Calculations prior to review by our independent auditors to ensure that no items that would have a material affect or are reasonably likely to have a material affect on internal control over financial reporting will be identified prior to issuance of our reports.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


MANAGEMENT

         The following table sets forth certain information with respect to our current directors and executive officers.

         The following table sets forth certain information regarding our directors and executive officer as of December 31, 2006. Between January 1, 2007 and the date of this filing, Mr. Pennington, Mr. Moffett, Mr. Walker, and Mr. Steelhammer have all resigned from their respective positions and are no longer employed by or affiliated with the Company.

         Our executive officers are elected by the board of directors and serve at the discretion of the board. All of the current directors serve until the next annual stockholders' meeting or until their successors have been duly elected and qualified.


Name                                 Age       Position
----                                 ---       --------

Prentis B. Tomlinson, Jr.             64       Chairman of the Board and CEO
Edward L. Moses, Jr.                  68       President, COO, and Director
Robert T. Moffett                     55       Sr. Vice President and General Counsel*
O. Oliver Pennington, III             35       Vice President and Chief Financial Officer*
Michael J. Walker                     60       Vice President of Operations*
W. Richard Anderson                   50       Director
Robert H. Steelhammer                 55       Director*


         The following biographies describe the business experience of our executive officers and directors. Each of our officers and directors were appointed to their positions on September 1, 2006 in connection with the merger of Standard Drilling, Inc. and Standard Drilling Acquisition Co. Each officer devotes such of his business time, attention and energies to the business of the Company as are reasonably necessary to perform his respective duties under his Employment Agreement.

         Prentis B. Tomlinson, Jr., Chairman and CEO. Mr. Tomlinson has over 30 years of experience in the energy industry, and is a second-generation oil and gas man who traces his roots back to Tomlinson Geophysical Service, founded in 1937 by P. B. Tomlinson, Sr. Mr. Tomlinson has founded a number of companies in the energy sector, including exploration and production companies, a crude trading company and another oilfield service company, TGS Geophysical, Inc., which merged with Nopec in 1997 to form TGS Nopec (www.TGS-Nopec.com) (OSE:
TGS). Since 2001, Mr. Tomlinson has been a private investor. In 2003, Mr. Tomlinson helped to found, and remains a significant shareholder, a drilling technology company based in Houston, Texas, Particle Drilling Technologies, Inc. (www.particledrilling.com) (Nasdaq: PDRT). In 2005, Mr. Tomlinson founded Calibre Energy, Inc. (www.calibreenergy.com) (OTC: CBRE.OB) and currently serves as Chairman, President, and CEO. Mr. Tomlinson expects to continue in his position at Calibre Energy while also serving as our Chairman and CEO.

         Edward L. Moses, Jr., President, COO and Director. Mr. Moses has over 40 years experience in the oil and gas industry beginning as a roustabout and roughneck for drilling contractors while studying for his B.S. in Petroleum Engineering at Texas A&M University. He is currently a Director of Horizon Offshore (Nasdaq: HOFF). In 2005, Mr. Moses helped to found Calibre Energy, Inc. (www.calibreenergy.com) (OTC: CBRE.OB) and currently serves as Vice Chairman and as a Director of Calibre Energy. After receiving his engineering degree in 1958, Mr. Moses joined The Superior Oil Company where he was Manager of Domestic and International Drilling Operations. He left Superior Oil in 1976 to work as an independent consultant where he and his partners provided consulting and turnkey drilling services throughout the Gulf Coast, South Texas, and North Sea areas as well as India and Central America. Mr. Moses joined Deep Tech companies in 1989 as Vice President, Engineering. Before leaving Deep Tech in 1998, he served as Senior Vice President of North Atlantic Pipeline Partners, L.P.; Senior Vice President of Tatham Offshore Canada, Limited; Managing Director of Deepwater Production Systems, Inc.; and Executive Vice President of RIGCO North American, L.L.C. From 1998 until 2000, Mr. Moses was the Chairman and Chief Executive Officer of Prime Natural Resources, Inc., a Houston based exploration and production company. Since 2000 Mr. Moses has been a private investor. He is a Professional Engineer in Texas and Louisiana, member of Society of Petroleum Engineers, Texas Society of Professional Engineers, and a Director of Spindletop. Mr. Moses expects to continue his position at Calibre Energy while also serving as our President and COO.

         Robert T. Moffett, Senior Vice President and General Counsel. Mr. Moffett has over 30 years of experience in the oil & gas industry. After graduating from Southern Methodist University Law School in 1976, Mr. Moffett served as a Law Clerk for a United States District Court Judge for the Southern District of Texas. In 1978, he formed the law firm of Moffett & Davis, specializing in oil & gas matters, later merging with the largest oil & gas law firm in the State of Texas. Mr. Moffett then went on to form Moffett & Brewster in 1987. Moffett & Brewster, specialized in the purchase and management of oil & gas minerals for various investors. In 1992, Mr. Moffett joined Howell Corporation as General Counsel and later became Corporate Secretary. In 2002, Howell Corporation was sold to Anadarko Petroleum Corporation. The sale was handled by senior management, without the participation of investment bankers,. Since 2003, Mr. Moffett has been in private law practice. Further, Mr. Moffett has served as a Director and Chairman of the Audit Committee of Genesis Energy, L.P. * Resigned May 3, 2007.

         O. Oliver Pennington, III, Vice President and Chief Financial Officer. Mr. Pennington has over 11 years of experience in the financial industry and can trace his roots in the oil and gas business through his grandfather, Arthur Buzzini, back to the mid-1930s. From July 2005 until December of 2005 Mr. Pennington was a private investor. From January 2003 until June 2005, Mr. Pennington was employed as a partner and senior member of the investment team of Sthenos Capital Limited, a hedge fund based in London, and from August 1996 until September of 2002 as the Head of International Trading, analyst and member of the international investment team at Kingdon Capital Management Corp., a hedge fund based in New York. He was a private investor from September 2002 until January of 2003. Mr. Pennington started his career as a trader for AIM Management, an asset management company based in Houston. In December 2005, Mr. Pennington joined Calibre Energy, Inc. (www.calibreenergy.com) (OTC: CBRE.OB) and currently serves as its CFO. * Resigned April 3, 2007.

         Michael J. Walker, Vice President of Operations. With over 38 years of worldwide drilling, engineering, operations and management experience, Mr. Walker has demonstrated expertise in innovative drilling practices and completion for domestic and international projects. He is also skilled in developing mature assets, and the planning and execution of remote exploration wells. Mr. Walker worked as the Worldwide Drilling Manager and Chief Drilling Engineer for Occidental Petroleum Corporation's Headquarters office and 15 subsidiaries (Common: OXY) www.oxy.com where he handled their domestic and International assets (2001-2006). During 2000-2001, Mr. Walker worked at Anadarko Petroleum Corporation (Common: APC) www.anadarko.com as Manager of Drilling in the International and Offshore Division. Mr. Walker served as the Manager of Drilling, Worldwide for Union Pacific Resources Company (NYSE: UPR) www.up.com (1987-2000). As Manager of Drilling and Production for the International Division of Diamond Shamrock, Mr. Walker conducted the drilling and evaluation of wells and managed subsidiary offices in six different countries (1983-1987). * Resigned April 30, 2007.

         W. Richard Anderson, Director. Mr. Anderson worked with Hein & Associates LLP, a Houston based certified public accounting firm, from 1984 to 1998, where he served as a partner from 1989 to January 1995 and as a managing partner of the firm from January 1995 to October 1998. In 1999, Mr. Anderson left Hein & Associates to work at Prime Natural Resources, Inc. as its Chief Financial Officer. Since 2000 he has served as President and Chief Executive Officer of Prime Natural Resources. Prime Natural Resources is a closely held exploration and production company. Additionally, Mr. Anderson became a Director in 1999 of Boots & Coots International Well Control and chairs the audit committee to the board as well as serves as a member of the Compensation Committee. In 2005, Mr. Anderson became a Director of Calibre Energy, Inc. (www.calibreenergy.com) (OTC: CBRE.OB) and currently chairs the audit committee.

         Robert H. Steelhammer, Director. Mr. Steelhammer has been a practicing attorney in Houston, Texas since 1972. Prior to entering the practice of law, Mr. Steelhammer was a practicing registered professional engineer with Fluor Corporation. From 1987 until present, Mr. Steelhammer has been the named partner at Steelhammer & Miller, P.C, corporate, oil and gas, business, international and real estate law. Prior to that, Mr. Steelhammer practiced oil and gas, business, corporate and general litigation law for Weitinger, Steelhammer & Tucker, P.C. He received a Bachelor of Science degree from the University of Texas and a Juris Doctor degree from South Texas College of Law. He is a member of the State Bar of Texas, a registered professional engineer for the State of Texas and a member of the American Institute of Chemical Engineers. He began his career as a process engineer for Tenneco. He has also worked for US Industrial Chemicals and the Fluor Corporation in the same capacity. Since 1983, he has served as a member of the Board of Directors of Prosperity Bancshares, Inc., a member of its audit committee and chairman of its corporate governance committee. * Resigned March 26, 2007.

         Effective September 1, 2006, Mr. Shaun Carter, prior to that date our sole director and officer, resigned as an officer and a director.

Committees of the Board of Directors

         We currently have an audit committee, a compensation committee, a nominating and corporate governance committee and a conflicts committee.

         Audit Committee. The audit committee selects, on behalf of our board of directors, an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our board of directors whether the audited financials should be included in our Annual Reports to be filed with the Securities and Exchange Commission. The audit committee operates pursuant to a written charter. Mr. Anderson is the sole member of the audit committee.

         All of the current members of the audit committee are non-employee directors who: (1) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (2) have not participated in the preparation of our financial statements or the financial statements of Online Holdings, Inc.; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The board has determined that Mr. Anderson qualifies as an "Audit Committee Financial Expert" as defined by item 401(e) of Regulation S-B of the Exchange Act.

         Compensation Committee. The compensation committee reviews and either approves, on behalf of our board of directors, or recommends to the board of directors for approval (1) the annual salaries and other compensation of our executive officers and (2) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The members of our compensation committee have been found by the Board of Directors to be "independent directors" using the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act, and are neither an officer nor employee of us or our subsidiary. The compensation committee operates pursuant to a written charter. Mr. Anderson is the sole member compensation committee.

         Nominating and Corporate Governance Committee. The nominating and corporate governance committee assists our board of directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our board of directors, selecting director nominees for our annual meetings of shareholders, evaluating the performance of our board of directors, and developing and recommending to our board of directors corporate governance guidelines and oversight with respect to corporate governance and ethical conduct. Mr. Anderson, as Chairman, and Mr. Steelhammer are the current members of the nominating and corporate governance committee; they have been found by the Board of Directors to be "independent directors" using the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. This committee operates pursuant to a written charter adopted on April 4, 2006.

         Conflicts Committee. The conflicts committee determines all actions that are required to be taken or may be taken, by us with respect to any opportunity or transaction that involves a conflict of interest for any officer or director. The members of the conflicts committee are also charged with overseeing the amount of time devoted to the management of our business by officers and directors who are also employed by Standard Drilling, Inc. Our Board of Directors has granted the conflicts committee full and final authority to make decisions for the Board with respect to these matters and the Board of Directors may not adopt any position or take any action that is contrary to a determination of the conflicts committee. The authority granted to the conflicts committee includes the power to terminate, with or without cause, those officers who are also officers or directors of Standard Drilling, Inc.

         Each officer or director, who is notified of, offered or made aware of an opportunity or transaction that involves a conflict of interest for any of our officers or directors is required to report it to the Board and to the conflicts committee. In order to be able to make the evaluations necessary for its decisions, the conflicts committee has the right to require reports from any of our officers and employees and to engage its own geologists, geophysicists, attorneys, accountants and other experts and advisors as it deems necessary to assist it in making its determinations. The conflicts committee will hold meetings as determined by either its Chairman or a majority of its members; the conflicts committee may also act by unanimous written consent of its members. The vote of a majority of its members will constitute the decision of the committee. The conflicts committee is comprised of Mr. Anderson. This committee operates pursuant to a written charter adopted on January 9, 2007.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the SEC reports of their holdings of, and transactions in, our Common Stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2006.

Code of Ethics

         We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Standard Drilling, Inc., 1667 K Street, NW, Suite 1230, Washington, D.C. 20006.

ITEM 10. EXECUTIVE COMPENSATION



         The following tables set forth certain information regarding our CEO and each of our most highly-compensated officers whose total annual salary and bonus for the period ending December 31, 2006 exceeded $100,000.

                           Summary Compensation Table


                                                   Annual Compensation                        Long Term Compensation Awards
                                                   -------------------                        -----------------------------
                                                                                       Securities Underlying             All Other
                Name and                                 Salary         Bonus                 Options                   Compensation
         Principal Position (2)              Year          ($)           ($)                    (#)                          ($)
         ----------------------              ----          ---           ---                    ---                         ----
Prentis B. Tomlinson(1)                      2006       $174,998          -                  4,000,000                        -
Chief Executive Officer                      2005           -             -                                                   -
                                             2004           -             -                                                   -

O. Oliver Pennington, III (1)                2006       $174,998          -                   650,000                         -
Chief Financial Officer                      2005           -             -                                                   -
                                             2004           -             -                                                   -

Edward L. Moses (1)                          2006       $174,998                             1,250,000                        -
President and COO                            2005           -             -                                                   -
                                             2004           -             -                      -                            -

Robert T. Moffett (1)                        2006       $156,250                              400,000                         -
Senior Vice President                        2005           -             -                                                   -
and General Counsel
                                             2004           -             -                      -                            -

Michael J. Walker (1)                        2006       $133,333          -                   300,000                         -
Vice President Operations                    2005           -             -                      -                            -
                                             2004           -             -                      -                            -


----------
(1) Each executive served for less than a full year in 2006.

(2) Shaun Carter was the sole officer for Online Holdings, Inc. during 2003, 2004, and 2005, and received no compensation during those years. Mr. Carter resigned as an officer and director on September 1, 2006.

Options Exercises and First Quarter 2007 Quarter End Values


                                              Number of Shares                               Value of Unexercised
                                           Underlying Unexercised                            In-the-Money Options
                                          Options at March 31 2007                             at March 31 2007
                                          ------------------------                             ----------------
        Name                        Exercisable              Unexercisable           Exercisable              Unexercisable
        ----                        -----------              -------------           -----------              -------------

Prentis B. Tomlinson (1)                 -                       4,000,000
Edward L. Moses (1)                      -                       1,250,000                -                         $0
O. Oliver Pennington, III (2)            -                        650,000                 -                     $1,255,000
W. Richard Anderson (1)                  -                        600,000                 -                         $0
Robert T. Moffett (2)                    -                        400,000                 -                      $251,000
Michael J. Walker                        -                        300,000                 -                          -

    ----------


         No options were exercised during the fiscal year ended December 31, 2006. No stock appreciation rights were outstanding at the end of the 2006 fiscal year.

         Employment Agreements

         During the fiscal years ended December 31, 2003, 2004 and 2005, neither Shaun Carter, our sole director and officer prior to our acquisition of Standard Drilling in August 2006, nor the officers and directors of Standard Drilling who became our officers and directors upon completion of our acquisition of Standard Drilling, received any compensation from us. Set forth below is a summary of the material terms of the compensation and employment agreements made between Standard Drilling and its executive officers which we assumed in connection with our acquisition of Standard Drilling.

         Prentis B. Tomlinson, Jr. Mr. Tomlinson entered into an employment agreement effective February 14, 2006. The agreement has a three year term and provides that Mr. Tomlinson will serve as CEO. Mr. Tomlinson receives an annual base salary of $200,000, which may be increased at our discretion and may elect to receive an amount of restricted stock or options determined by the compensation committee in lieu of salary and benefits. Mr. Tomlinson's base salary shall be increased to $400,000 upon the second anniversary date from the effective date of this agreement. Mr. Tomlinson has also received the following stock options pursuant to the agreement: non-statutory options to purchase 4,000,000 shares of our common stock at a price of $.07 per share. The options expire on January 25, 2008, may be exercised on a net cashless basis, and are exercisable from the date of issuance. Any common stock so issued must be forfeited back to the Company if the closing price of our common stock on any exchange on which the common stock of the Company is traded or quoted fails to equal or exceed $2.50 for 10 trading days prior to January 25, 2008.

         Edward L. Moses, Jr. Mr. Moses entered into an employment agreement effective February 14, 2006. The agreement has a three year term and provides that Mr. Moses will serve as President and COO. Mr. Moses receives an annual base salary of $200,000, which may be increased at our discretion. Mr. Moses may elect to receive an amount of restricted stock or options determined by the compensation committee in lieu of salary and benefits. Mr. Moses' base salary shall be increased to $380,000 upon the second anniversary date from the effective date of this agreement. Mr. Moses has also received the following stock options pursuant to the agreement: non-statutory options to purchase 1,250,000 shares of our common stock at a price of $.07 per share. The options expire on January 25, 2008, may be exercised on a net cashless basis, and are exercisable from the date of issuance. Any common stock so issued must be forfeited back to the Company if the closing price of our common stock on any exchange on which the common stock of the Company is traded or quoted fails to equal or exceed $2.50 for 10 trading days prior to January 25, 2008. As our business will be conducted from various venues and in lieu of the provision of Company owned equipment, the Company will reimburse Mr. Moses as an expense a monthly sum of $1,000.

         Robert T. Moffett. Mr. Moffett entered into an employment agreement effective May 15, 2006. The agreement has a three year term and provides that Mr. Moffett will serve as Senior Vice President and General Counsel. Mr. Moffett receives an annual base salary of $250,000, which may be increased at our discretion. Mr. Moffett's base salary shall be increased to $380,000 upon the second anniversary date from the effective date of this agreement. Mr. Moffett has also received the following stock options pursuant to the agreement: non-statutory options to purchase 400,000 shares of our common stock at a price of $.07 per share. The options expire on January 25, 2008, may be exercised on a net cashless basis, and are exercisable after the later of the date the closing price of our common stock on any exchange on which the common stock of Standard Drilling, Inc. is traded or quoted equals or exceeds $2.50 for 10 trading days or January 1, 2007. As our business will be conducted from various venues and in lieu of the provision of Company owned equipment, the Company will reimburse Mr. Moffett as an expense a monthly sum of $1,000.

         O. Oliver Pennington, III. Mr. Pennington entered into an employment agreement effective February 14, 2006. The agreement has a three year term and provides that Mr. Pennington will serve as Vice President and CFO. Mr. Pennington receives an annual base salary of $200,000, which may be increased at our discretion. Mr. Pennington's base salary shall be increased to $360,000 upon the second anniversary date from the effective date of this agreement. Mr. Pennington has also received the following stock options pursuant to the agreement: non-statutory options to purchase 650,000 shares of our common stock at a price of $.07 per share. The options expire on January 25, 2008, may be exercised on a net cashless basis, and are exercisable after the later of the date the closing price of our common stock on any exchange on which the common stock of Standard Drilling, Inc. is traded or quoted equals or exceeds $2.50 for 10 trading days or January 1, 2007.

         Michael J. Walker. Mr. Walker entered into an employment agreement effective May 1, 2006. The agreement has a three-year term and provides that Mr. Walker will serve as Vice President of Operations. Mr. Walker receives an annual base salary of $200,000, which may be increased at our discretion. Mr. Walker's base salary shall be increased to $360,000 upon the second anniversary date from the effective date of this agreement. Mr. Walker has also received the following stock options pursuant to the agreement: non-statutory options to purchase 300,000 shares of our common stock at a price of $.07 per share. The options expire on January 25, 2008, may be exercised on a net cashless basis, and are exercisable after the later of the date the closing price of our common stock on any exchange on which the common stock of Standard Drilling, Inc. is traded or quoted equals or exceeds $2.50 for 10 trading days or January 1, 2007. As our business will be conducted from various venues and in lieu of the provision of Company owned equipment, the Company will reimburse Mr. Walker as an expense a monthly sum of $1,000.

         Other Employment Agreement Terms. Each of the foregoing employment agreements also include the following terms:

         Each employee is entitled to participate in any employee benefit plans that are made available to our employees and shall be eligible, in the sole discretion of the Board, to be considered for a bonus following each fiscal year ending during the Term based upon the Executive's performance and the operating results of the Company and their affiliates during such year in relation to performance targets established by the Board. Determination of the bonus amount shall take into account such unusual or nonrecurring items as the Chief Executive Officer of Standard and/or the Board deem appropriate.

         During the term of the agreement, we may terminate the employee's employment at any time by giving three months written notice. Additionally, we may terminate the employee's employment for cause upon written notice. The employee may terminate his employment for "Good Reason" when there is a decrease in the Executive's base salary, or a materially adverse diminution of the overall level of responsibilities of the Executive, or a material breach by the Company of any term or provision of the employment agreement or after a change of control, or any personal reason that the Board or Compensation Committee of the Board in its discretion determines shall constitute "Good Reason."

         In the event of a "Change of Control" (as defined below), if the employee is terminated without cause or he terminates his employment for good reason at any time during the three year period following the Change of Control, the employee will be entitled to the following: all outstanding stock options granted on or prior to the Change of Control shall become immediately exercisable and shall remain exercisable for a period of three years, a lump-sum payment equal to three times the employee's then current Base Salary, a lump-sum payment equal to three times the highest annual bonus allowed under the Executive Bonus Plan during the three year period preceding the date of the Change of Control, and continued medical and dental coverage for three years from the termination date at no cost to the employee.

         For purposes of the agreement, a "Change of Control" means: a tender offer for more than 25% of the outstanding voting securities of the company; the company is merged or consolidated with another corporation, and as a result of the transaction, less than 75% of the outstanding voting securities of the resulting corporations are beneficially owned by stockholders of the company immediately prior to the transaction; the company sells all or substantially all of its assets to another entity that is not a wholly-owned subsidiary; during any 15-month period, individuals who at the beginning of such period constituted the board of directors of the company (including any new member whose election was approved by at least 2/3 of the members of the Board then still in office who were members at the beginning of such period) cease for any reason to constitute at least a majority of the Board; the Compensation Committee of the Board determines, in its sole discretion, that a change of control has occurred; or 80% or more of the outstanding voting securities of the company are acquired by any person or entity other than the company, its subsidiaries or its affiliates.

         The employment agreement with the employee also contains customary nondisclosure, non-compete and proprietary rights provisions. In addition, until two years after termination of the agreement, the employee is subject to a non-solicitation agreement with respect to, among others, customers, suppliers and employees of the company.

         As disclosed herein, Mr. Tomlinson, our Chairman and CEO, Mr. Moses, our President and COO, and Mr. Pennington, our former Vice President and CFO are concurrently serving as officers, directors or employees of Calibre Energy, Inc. Such service has been approved by the Company's Board of Directors.

2006 Stock Incentive Plan

         In connection with our acquisition of Standard Drilling, we assumed the 2006 Stock Incentive Plan that had previously been adopted by the Board of Directors and shareholders of Standard Drilling, Inc. The plan permits grants of options or restricted stock to employees, board members, officers or consultants. The plan is administered by our Board of Directors. The Board has the authority to determine the persons to whom awards are to be granted, the time at which awards will be granted, the number of shares to be represented by each award, and the consideration to be received, if any. The committee administering the plan also has the power to interpret the plan and to create or amend its rules.

         Reservation of Shares. Grants of stock options and restricted stock may be made pursuant to the plan. The number of shares of common stock issued under the plan may not exceed 9,000,000 shares. Shares shall be deemed to have been issued under the plan only to the extent actually issued and delivered pursuant to an award. To the extent that an award lapses or the rights of its holder terminate, any shares of common stock subject to the award will again be available for the grant of an award under the plan. The maximum number of shares that may be issued under the plan, as well as the number and price of shares of common stock or other consideration subject to an award under the plan, will be appropriately adjusted by the committee in the event of changes in the outstanding common stock by reason of recapitalizations, reorganizations, mergers, consolidations, combinations, split-ups, split-offs, spin-offs, exchanges or other relevant changes in capitalization or distributions to the holders of common stock occurring after an award is granted.

         Stock Options. The plan provides for granting (1) "incentive" stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and (2) stock options that do not constitute incentive stock options ("non-statutory" stock options). The exercise price for an option granted under the plan is determined by the committee but will be no less than the fair market value of the option, which will be based on the fair market value our common stock on the date the option is granted. The option price upon exercise shall be paid in the manner prescribed by the committee. Additionally, stock appreciation rights may be granted in conjunction with incentive stock options or non-statutory stock options. Stock appreciation rights give the holder, among other things, the right to a payment in cash, common stock, or a combination thereof, in an amount equal to the difference between the fair market value of our common stock at the date of exercise and the option exercise price. Non-statutory options will have an exercise price determined by the committee and such exercise price may be less than the fair market value of the common stock on the date of grant. The options granted under the plan are assignable and transferable pursuant to compensation committee approval. In the event that incentive stock option grants are made under the plan, such options will be subject to more stringent restrictions on transfer.

         Restricted Stock. The plan permits the committee to grant restricted stock awards. Shares of common stock will be issued or delivered to the employee, consultant or director at the time the award is made without any payment to us (other than for any payment amount determined by the committee in its discretion), but such shares will be subject to certain restrictions on the disposition thereof and certain obligations to forfeit and surrender such shares to us as may be determined in the discretion of the committee. The committee may provide that the restrictions on disposition and the obligations to forfeit the shares will lapse based on (1) the attainment of one or more performance measures established by the committee, (2) the holder's continued employment or continued service as a consultant or director for a specified period, (3) the occurrence of any event or the satisfaction of any other condition specified by the committee in its sole discretion or (4) a combination of any of these factors. Upon the issuance of shares of common stock pursuant to a restricted stock award, except for the foregoing restrictions and unless otherwise provided, the recipient of the award will have all the rights of our stockholders with respect to such shares, including the right to vote such shares and to receive all dividends and other distributions paid with respect to such shares. The committee may, in its discretion, fully vest any outstanding restricted stock award as of a date determined by the committee.

         Change of Control. The plan provides that, upon a Corporate Change (as hereinafter defined), the committee may accelerate the vesting of options, cancel options and make payments in respect thereof in cash, or adjust the outstanding options as appropriate to reflect such Corporate Change (including, without limitation, adjusting an option to provide that the number and class of shares of common stock covered by such option will be adjusted so that the option will thereafter cover securities of the surviving or acquiring corporation or other property (including cash) as determined by the committee). The plan provides that a Corporate Change occurs if (1) we are not be the surviving entity in any merger or consolidation (or we survive only as a subsidiary of an entity), (2) we sell, lease or exchange or agree to sell, lease or exchange all or substantially all of our assets to any other person or entity, (3) we are to be dissolved and liquidated, (4) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of our voting stock (based upon voting power), or
(5) as a result of or in connection with a contested election of directors, the persons who were our directors before such election shall cease to constitute a majority of our Board of Directors. No changes were made to outstanding awards under the plan in connection with our reverse merger with Online Holdings Inc. other than all options to purchase common stock became options to purchase an equivalent number of shares of our common stock at the same exercise price.

         Term and Amendment. Our Board of Directors may terminate the plan at any time with respect to any shares of common stock for which awards have not been granted. Our Board of Directors has the right to alter or amend the plan at any time, provided that no change in the plan may be made that would impair the rights of a participant in the plan with respect to an award previously granted without the consent of the participant. In addition, our Board of Directors may not, without the consent of our stockholders, amend the plan to (1) increase the maximum aggregate number of shares that may be issued under the plan or (2) change the class of individuals eligible to receive awards under the plan.

         Outstanding Awards. As of December 31, 2006, the outstanding options to purchase common stock under the plan consisted of 8,445,000 options to purchase shares of common stock in the aggregate at $0.07 per share and 100,000 options to purchase shares of common stock in the aggregate at $0.965 per share. 6,250,000 of the outstanding options expire on January 25, 2008 and may be exercised on a net cashless basis. Such options are exercisable from the date of issuance. Any common stock so issued must be forfeited back to the company if the closing price of our common stock on any exchange on which the common stock of Standard Drilling, Inc. is traded or quoted fails to equal or exceed $2.50 for 10 trading days prior to January 25, 2008. 2,195,000 of the outstanding options are exercisable after the later of the date the closing price of our common stock on any exchange on which the common stock of Standard Drilling, Inc. is traded or quoted equals or exceeds $2.50 for 10 trading days or January 1, 2007. The options expire on January 25, 2008 and may be exercised on a net cashless basis. 100,000 of the outstanding of stock options have an exercise price of $0.965, vest equally over 4 years and expire on July 27, 2016. We have issued no restricted stock or stock appreciation rights under the plan.

Certain Relationships and Related Transactions.

         On November 27, 2006, Standard Drilling, Inc. (the "Company"), as borrower, entered into an Interim Credit Agreement, effective as of November 20, 2006, with Prentis B. Tomlinson, Jr., the Chairman and Chief Executive Officer of the Company, as lender, in an initial aggregate principal amount of $1 million (the "Loan"), which may be increased at Mr. Tomlinson's sole discretion to a maximum aggregate principal amount of $5 million. The initial aggregate principal amount of the Loan is evidenced by a Promissory Note, effective as of November 20, 2006, made by the Company in favor of Mr. Tomlinson. Interest will accrue on the outstanding principal amount of the Loan at the rate of 10% per annum, compounded monthly. The outstanding principal amount of the Loan, together with all unpaid accrued interest thereon, is payable upon demand by Mr. Tomlinson no earlier than 90 days from November 20, 2006. The Company intends to use the proceeds of the Loan for general corporate and working capital purposes.

         To secure the payment and performance of its obligations under the Interim Credit Agreement and the Promissory Note, the Company entered into a Security Agreement, effective as of November 20, 2006, in favor of Mr. Tomlinson, pursuant to which the Company granted to Mr. Tomlinson a lien and security interest in and to the Company's land drilling Rig #1.

         As of the date of this filing, the Loan is currently overdue. The Company currently has no access to additional capital and does not have the ability to repay the Loan unless we sell assets for cash.


         Our Chairman and CEO, Mr. Prentis B. Tomlinson, Jr., owns approximately 75.0% of Calibre Energy, Inc., a publicly held oil and gas exploration company which trades on the Over-The-Counter-Bulletin-Board under the symbol CBRE, and serves as its President, CEO and Chairman of the Board for Calibre Energy. Further, Mr. Moses serves as an officer of Calibre Energy.

         On March 24, 2006, we borrowed $350,000 from Calibre Energy, Inc. pursuant to a loan bearing interest at 4% per annum. On April 7, 2006 we paid $350,544.54 to Calibre Energy, Inc., the full amount of the loan with all interest due.

         We believe all of the transactions with related parties have been on terms no less favorable to us than those terms which may have been obtained from unrelated third parties.

         Several of our officers, including our CEO and President, are also employed as officers and/or directors of Calibre Energy, Inc., a company engaged in the business of exploration and production of oil and natural gas. Serving as an officer and/or director for both companies limits the amount of time available to be devoted by them to managing our business. On average such officers devote approximately 35 to 40 hours per week to each company; however the actual amount devoted to managing either company fluctuates from week to week depending upon the needs and activities of each company. We do not believe that the dual employment of our officers, and the resulting potential limitations on available time, has negatively affected our business. As our business develops, we anticipate engaging additional management.

         The dual obligations also create a risk of a conflict of interest for those officers. We have a majority of independent directors. To the extent conflicts of interest do arise, we intend to have future conflicts of interest reviewed and resolved by our independent directors.

         We anticipate entering into drilling contracts with Calibre Energy to provide them with drilling services. The terms of any such engagement will be reviewed and approved or rejected by the independent directors. We expect the terms of any such agreement to be no less favorable to us than those terms which may have been obtained from unrelated third parties. When appropriate, we will obtain competing bids for our drilling services, and may enter into contracts with other companies to provide drilling services.

         We share facilities and some overhead costs with Calibre Energy in Washington D.C. and are party to a shared services agreement pursuant to which we will pay Calibre for office space and supplies, secretarial services and any other services they provide to us in sharing the Washington D.C. office space. The average monthly payment by us to Calibre Energy under the services agreement is expected to be approximately $20,000. The services agreement may be terminated by either party on 30 days notice.

         In addition, Mr. O. Oliver Pennington, III, our former Vice President and Chief Financial Officer, who resigned on April 3, 2007, is our CEO's son-in-law.

                          DESCRIPTION OF CAPITAL STOCK

Preferred Stock

         We are authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001. As of the date hereof none of the preferred stock is outstanding. The Board of Directors may by resolution create, and authorize the issuance of, additional classes of preferred stock with such rights and preferences as the Board of Directors may determine.

Common Stock

         We are authorized to issue 100,000,000 shares of common stock, par value $.001 per share. As of the date hereof, the Company had 45,998,000 shares of common stock issued and outstanding. Each share of common stock is entitled to one vote per share for the election of directors and on all other matters submitted to a vote of stockholders. There are no cumulative voting rights. Common stockholders do not have preemptive rights or other rights to subscribe for additional shares, and the Company's common stock is not subject to conversion or redemption. All the outstanding common stock is duly and validly issued and fully paid and non-assessable. In the event of liquidation, the holders of common stock will share equally in any balance of corporate assets available for distribution to them after payment of any preferred stock liquidation preference. Subject to the rights of holders of any other securities subsequently issued, holders of the common stock are entitled to receive dividends when and as declared by the Company's Board of Directors out of funds legally available. The Company has not paid any dividends since its inception and has no intention to pay any dividends in the foreseeable future. Any future dividends would be subject to the discretion of the Company's Board of Directors and would depend on, among other things, future earnings, and the operating and financial condition of the Company, its capital requirements, and general business conditions.

Warrants and Options

         We have adopted the 2006 Standard Drilling Stock Incentive Plan (the "Plan"), pursuant to which Standard Drilling may issue to our officers, directors, employees and consultants incentive stock options, non-qualified stock options and shares of restricted stock. The Plan provides for us to issue up to 9,000,000 shares of our common stock pursuant to awards under the Plan. As of December 31, 2006, we have outstanding options to purchase 8,545,000 shares of common stock issued under the Plan. We have designed the plan to qualify under the Internal Revenue Service ("IRS") code as an incentive stock option plan.

         We have issued 9,111,500 warrants to purchase one share of our common sock. The warrants have an exercise price of $1.75 per share and expire on June 9, 2008. If at any time the closing price for our common stock equals or exceeds $3.00 per share for 20 consecutive trading days, we have the right to cause the warrants to expire 30 days after delivering notice to the warrant holders. During such 30 day period, the warrant holders will have the right to exercise their warrants.

         As part of our private offering in June 2006, we issued warrants to purchase 1,688,800 shares of our common stock at a price of $1.00 per share. These warrants are exercisable immediately and will expire June 9, 2008. If at any time the closing price for our common stock equals or exceeds $3.00 per share for 20 consecutive trading days, we have the right to cause the warrants to expire 30 days after delivering notice to the warrant holders. During such 30 day period, the warrant holders will have the right to exercise their warrants.

Registration Rights

         Pursuant to a Registration Rights Agreement entered into with some of our stockholders, we are obligated to use commercially reasonable efforts to file a Registration Statement as soon as possible, to register the re-sale of the shares of our common stock, including the shares issuable upon exercise of the warrants.

         We are also obligated to become a reporting issuer in Canada as promptly as practical.

         Additionally, if we do not have in place an effective Registration Statement on Form S-1 or Form SB-2 for the shares noted above, and we intend to file a registration statement to register shares of our common stock (other than a registration on Form S-8 relating solely to employee, director or consulting stock option of purchase plans or other equity compensation plans or a registration on Form S-4 relating solely to a transaction under Rule 145 promulgated under the U.S. Securities Act), we are required to offer to include in such registration statement 45,998,000 shares of common stock. Provided, the number of such shares that are included in an underwritten offering by us may be subject to limitation by the underwriters in such offering if marketing factors require such limitations.

         Any sales to be made by a holder of common stock pursuant to an effective registration statement are subject to certain blackout rights that may be exercised by us pursuant to which we may prevent any holder from selling under the registration statement for up to 90 days in any six-month period.

         We have agreed to pay all costs and expenses associated with the registration of the shares of common stock disclosed above other than legal fees for more than one legal counsel for the selling holders and any underwriters' fees, discounts or commissions relating to the registered re-sale of the shares. The Registration Rights Agreement also contains customary indemnification provisions between us and the holders of the registered securities.

Anti-Takeover Provisions

         Certain provisions in our certificate of incorporation may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts.

         Blank Check Preferred Stock. Our certificate of incorporation authorizes blank check preferred stock. Our board of directors can set the voting, redemption, conversion and other rights relating to such preferred stock and can issue such stock in either a private or public transaction. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could adversely affect the voting power of holders of common stock and the likelihood that holders will receive dividend payments and payments upon liquidation and could have the effect of delaying, deferring or preventing a change in control of our company.

Dividend Policy

         We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial condition and results of operations and other factors deemed relevant by our Board of Directors.

Legal Proceedings

         We are not currently a party to any pending legal proceedings.

Recent Sales of Unregistered Securities

         On June 9, 2006, the Company completed a private offering of 9,111,500 units at a price of $2.00 per unit. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $1.75 per share for every two shares of common stock the investor purchases in the offering. There were 9,111,500 warrants granted in the offering and the warrants expire two years from purchase. These warrants are valued at $546,690. The Company paid fees and expenses related to the offering of $1,733,828. The Company also granted 1,688,800 warrants at an exercise price of $1.00 per share with the same terms and conditions as those issued in the private offering to the placement agent. These warrants were valued at $101,328.

         In connection with the closing of our acquisition of Standard Drilling, Inc., a Delaware corporation ("Standard Drilling Delaware"), on September 1, 2006, we issued 41,223,000 shares of our voting common stock, par value $0.001 per share ("Common Stock"), to the former holders of common stock of Standard Drilling, Inc., a Delaware corporation and assumed warrants and options to acquire 19,320,300 shares of our common stock. We have reserved for issuance:
(1) 10,800,300 shares of Common Stock pursuant to outstanding warrants to purchase common stock of Standard Drilling that were assumed by us, and (2) 8,520,000 shares of Common Stock pursuant to outstanding options to purchase common stock of Standard Drilling to Standard Drilling Delaware's 2006 Stock Incentive Plan that were assumed by the Company. No underwriters were involved in the acquisition described herein. The securities were issued to Standard Drilling's stockholders in the United States in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The U.S. purchasers of shares of our stock described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The securities were issued to Canadian holders of Standard Drilling, Inc. securities pursuant to Regulations and an exemption in subsection 2.11(a) of National Instrument 45-106.

         All the purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sales of these securities were made without general solicitation or advertising.

Indemnification of Directors and Officers

         Chapter 78 of the Nevada General Corporation Law ("NGCL") provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he is not liable pursuant to NGCL
Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. NGCL Chapter 78 further provides that a corporation similarly may indemnify any such person serving in any such capacity who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit if he is not liable pursuant to NGCL Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the court or other court of competent jurisdiction in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court or other court of competent jurisdiction shall deem proper.

         Our Articles of Incorporation and By-laws provide that we may indemnify its officers, directors, agents and any other persons to the fullest extent permitted by the NGCL.

         Additionally, under their employment agreements with Standard Drilling (which agreements were assumed by us in connection with the acquisition of Standard Drilling), Messrs. Tomlinson, Moses, Moffett, Pennington, and Walker, are entitled to indemnification in their capacity as officers of the company to the fullest extent permitted by the NGCL.

ITEM 11  Financial Statements and Exhibits.

  (a) The following exhibits of Standard are incorporated herein

  (c)     Exhibits

Exhibit No.                 Description
-----------                 -----------

2.1 Amended and Restated Agreement and Plan of Reorganization dated August __, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation, (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 23, 2006)

3.1      Amended and Restated Articles of Incorporation of Online Holdings, Inc.

3.3      Bylaws of Online Holdings, Inc.

10.1 Registration Rights Agreement dated June 9, 2006 by and among Standard Drilling, Inc. and the stockholders named therein.

10.2     Contract with Romfor West Africa Ltd., effective May 15, 2006

10.3     Standard Drilling, Inc. 2006 Stock Incentive Plan

10.4     Form of Incentive Stock Option Agreement

10.5     Form of Non-Statutory Stock Option Agreement A

10.6     Form of Non-Statutory Stock Option Agreement B

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

10.11 Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and O. Oliver Pennington, III

                               INDEX TO EXHIBITS
                                       OF
                             STANDARD DRILLING, INC.



Exhibit 31.1 *       Chief Executive Officer Certification Pursuant to Section
                     13a-14 of the Securities Exchange Act

Exhibit 32.1 *       Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         STANDARD DRILLING, INC.



Date:   May 18, 2007                By:  /s/ Prentis B. Tomlinson, Jr.
     ------------------------          -----------------------------------------
                                         Name: Prentis B. Tomlinson, Jr.,
                                               Chairman, Chief Executive Officer
                                               & Interim Chief Financial Officer