Form 10QSB
period 2007-03-31
Standard Drilling, Inc.
filed 2007-06-20
CIK 1158694

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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


                          1667 K Street NW, Suite 1230
                              Washington, DC 20006
                    (Address of principal executive offices)

                                   (Zip Code)

                                 (202) 955-9490
              (Registrant's telephone number, including area code)


         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X   No
           -----   -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes      No  X
           -----   -----

     As of June 19, 2007, 45,073,000 shares of common stock were outstanding.

     Transitional Small Business Disclosure Format (check one):

        Yes      No  X
           -----   -----

                             STANDARD DRILLING, INC.

                                TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION                                                          PAGE

        Item 1. Financial Statements
                - Consolidated Balance Sheets as of March 31, 2007 (Unaudited)
                  and December 31, 2006 (Audited)                                               3

                - Consolidated Statements of Operations (Unaudited) for the Three
                  Months Ended March 31, 2007 and for the Period from Inception
                  (February 14, 2006) through March 31, 2007                                    5

                - Consolidated Statements of Cash Flows (Unaudited) for the Three
                  Months Ended March 31, 2007 and for the period from Inception
                  (February 14, 2006) through March 31, 2007                                    6

                - Notes to Consolidated Financial Statements                                    7

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                      11

PART II         OTHER INFORMATION

        Item 1. Legal Proceedings                                                              15
        Item 2. Exhibits                                                                       15
                Signatures                                                                     16
                Index to Exhibits                                                              17

Item 1.         Financial Statements.


                           STANDARD DRILLING, INC.
                                Balance Sheet

                        ASSETS
                        ------

                                                March 31,       December 31,
                                                  2007             2006
                                             ---------------- ----------------
CURRENT ASSETS                                 (Unaudited)

     Cash and cash equivalents               $             -  $        52,313
     Accounts receivable                             197,464          486,610
     Prepaid expenses                                229,241          503,776
     Short-tem note receivable                         5,000            5,000
                                             ---------------- ----------------

          Total Current Assets                       431,705        1,047,699
                                             ---------------- ----------------

PROPERTY & EQUIPMENT

     Oil and gas properties                        5,417,440        2,989,933
     Drilling rigs and machinery                   6,770,895        7,516,024
     Office furniture and other drilling
      equipment                                    1,177,442        1,281,572
     Accumulated depreciation                       (285,616)         (30,307)
                                             ---------------- ----------------

          Total Property & Equipment, Net         13,080,161       11,757,222
                                             ---------------- ----------------

OTHER ASSETS

     Deposits on rigs                              8,303,458        8,974,689
     Notes receivable                                 13,750           13,750
     Equity investment                                59,146           59,146
                                             ---------------- ----------------

          Total Other Assets                       8,376,354        9,047,585
                                             ---------------- ----------------

          TOTAL ASSETS                       $    21,888,220  $    21,852,506
                                             ================ ================

The accompanying condensed notes are an integral part of these interim financial statements.

                           STANDARD DRILLING, INC.
                          Balance Sheet (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------


                                                March 31,       December 31,
                                                  2007             2006
                                             ---------------- ----------------
CURRENT LIABILITIES                            (Unaudited)

     Bank overdraft                          $         2,391  $             -
     Accounts payable                              5,335,474        4,128,557
     Accrued expenses                              1,983,335        2,711,385
     Note payable - related party                  2,602,457        1,657,578
                                             ---------------- ----------------

          Total Current Liabilities                9,923,657        8,497,520
                                             ---------------- ----------------

          TOTAL LIABILITIES                        9,923,657        8,497,520

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; 100,000,000 shares
      authorized,
      at $0.001 par value, 45,073,000 shares
       issued and outstanding                         45,073           45,073
     Additional paid-in capital                   18,026,709       18,026,709
     Stock subscriptions receivable                  (52,400)        (370,000)
     Prepaid stock awards                           (722,755)        (722,755)
     Accumulated deficit                          (5,332,064)      (3,624,041)
                                             ---------------- ----------------

          Total Stockholders' Equity
           (Deficit)                              11,964,563       13,354,986
                                             ---------------- ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                 $    21,888,220  $    21,852,506
                                             ================ ================


The accompanying condensed notes are an integral part of these interim financial statements.

                           STANDARD DRILLING, INC.
                           Statements of Operations
                                 (Unaudited)


                                                               From Inception
                                                                  of the
                                                                 Development
                                                                  Stage on
                                                               February 14,
                                              For the Three         2006
                                               Months Ended       Through
                                                March 31,        March 31,
                                                  2007             2007
                                             ---------------- ----------------
REVENUES - Drilling                          $             -  $       473,163

COST OF SALES                                        549,348          360,396
                                             ---------------- ----------------
          GROSS PROFIT                              (549,348)         112,767
                                             ---------------- ----------------

OPERATING EXPENSES

     Salaries and wages                              856,662        2,041,118
     Depreciation, amortization, and
      depletion                                      188,869           30,307
     Legal and professional                          115,681          353,674
     General and administrative                      468,398        1,408,720
                                             ---------------- ----------------
          Total Operating Expenses                 1,629,610        3,833,819
                                             ---------------- ----------------
          OPERATING LOSS                          (2,178,958)      (3,721,052)
                                             ---------------- ----------------

OTHER INCOME (EXPENSE)

     Interest income                                   1,441          136,689
     Interest expense                                (55,156)         (11,324)
     Gain on sale of assets                          524,650                -
     Loss on investment                                    -          (28,354)
                                             ---------------- ----------------
          Total Other Income (Expense)               470,935           97,011
                                             ---------------- ----------------
          NET LOSS                           $    (1,708,023) $    (3,624,041)
                                             ================ ================
          BASIC AND DILUTED
            LOSS PER SHARE                   $         (0.04) $         (0.09)
                                             ================ ================
          WEIGHTED AVERAGE
            NUMBER OF SHARES
            OUTSTANDING                           45,073,000       41,965,500
                                             ================ ================


The accompanying condensed notes are an integral part of these interim financial statements.

                           STANDARD DRILLING, INC.
                           Statement of Cash Flows
                                 (Unaudited)
                                                               From Inception
                                                                  of the
                                                                 Development
                                                                  Stage on
                                                               February 14,
                                              For the Three         2006
                                               Months Ended       Through
                                                March 31,        March 31,
                                                  2007             2007
                                             ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                $    (1,708,023) $    (3,624,041)
     Adjustments to reconcile net loss to
      net cash used by operating
      activities:
          Depreciation, depletion and
           amortization                              255,308           30,307
          Common stock issued for services                 -           23,000
          Loss on equity investment                        -           28,354
     Changes in operating assets and
      liabilities
          Increase in accounts receivable            289,147         (486,610)
          Increase in prepaid expenses               269,250         (503,776)
          Decrease in deposits                         5,285                -
          Increase in accounts payable             1,206,918        4,128,557
          Increase in accrued expenses              (728,051)       2,711,385
                                             ---------------- ----------------
               Net Cash Used by Operating
                Activities                          (410,166)       2,307,176
                                             ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

          Purchase of oil and gas properties      (2,427,507)      (2,989,933)
          Change in fixed assets                     849,259       (8,797,596)
          Change in deposits on fixed assets         671,231       (8,974,689)
          Cash paid on notes receivable                    -          (18,750)
          Cash paid on equity investment                   -          (87,500)
                                             ---------------- ----------------
               Net Cash Used by Investing
                Activities                          (907,017)     (20,868,468)
                                             ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

          Cash received on note payable              944,879        1,657,578
          Cash received on subscriptions
           receivable                                317,600                -
          Sale of common stock for cash                    -       16,956,027
                                             ---------------- ----------------
               Net Cash Provided by Financing
                Activities                         1,262,479       18,613,605
                                             ---------------- ----------------
          NET DECREASE IN CASH                       (54,704)          52,313
          CASH AT BEGINNING OF PERIOD                 52,313                -
                                             ---------------- ----------------
          CASH AT END OF PERIOD              $        (2,391) $        52,313
                                             ================ ================

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

          Interest                           $        11,324  $        11,324
          Income Taxes                       $             -  $             -

The accompanying condensed notes are an integral part of these interim financial statements.

            Notes to the Unaudited Consolidated Financial Statements

Note 1.         Basis of Presentation

The accompanying unaudited interim financial statements of Standard Drilling, Inc. ("Standard Drilling", "the Company", or "Standard") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in Standard Drilling's Form 10-KSB for the period ended December 31, 2006 filed with the SEC on May 18, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2006 as reported in Form 10-KSB have been omitted.

Note 2.         Organization and Business Operations

Standard Drilling, a Nevada Corporation, was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies. As of March 31, 2007, the Company has one 1500 horsepower land drilling rig and certain key components and partial inventory for two 1500 horsepower rigs which are under construction. The Company has a contract with Romfor West Africa, Ltd. ("Romfor") to construct two additional 1500 horsepower land drilling rigs using currently owned key components together with newly purchased additional components. The Company's second and third rigs may be completed and made operational if and when purchase orders are received for them and additional financing is obtained.

The Company is unable to forecast a time frame for completion of the two additional rigs. Unless additional financing is obtained, Rigs 2 and 3 will not be completed.

The Company's drilling and rig construction operations are currently idle as Management and our Board of Directors are currently evaluating our strategic options in light of changing market conditions and our inability to secure additional financing. The Company anticipates to continue to sell existing inventory to generate cash to pay existing debt and trade payables.

Note 3.         Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception and expects to continue to incur losses through 2007. As of March 31, 2007, the Company has commitments for the purchase of equipment that exceed available funds and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to complete the refurbishment and modifications to drilling rigs economically, utilize the drilling equipment at profitable levels, and convert unproved oil and gas properties to producing properties at economic levels. However, there is no assurance that Standard Drilling will be able to utilize the drilling equipment at economic levels, convert properties to producing properties, or obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Standard Drilling or its shareholders.

Note 4.         Summary of Significant Accounting Policies

Oil and Gas Properties
----------------------

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

Oil and Gas Properties Not Subject to Amortization
--------------------------------------------------

At December 31, 2006, all oil reserves have been classified as unproved reserves. Consequently, all the property, development and exploratory costs have been excluded in computing amortization. Standard will begin to amortize these costs if and when these projects are evaluated.

Drilling Rigs and Equipment
---------------------------

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

Note 5.         Oil and Gas Properties Not Subject to Amortization

Standard Drilling is no longer participating in any oil and gas exploration and development activities on onshore properties in the Ft. Worth Basin and Arkoma Basin. At March 31, 2007, all oil and gas properties are classified as unproved. Accordingly, the capital costs have been excluded from the computation of amortization of the full cost pool. Standard Drilling will begin to amortize these costs as the properties are developed and reserve estimates are available. Standard Drilling estimates that the properties will be developed, evaluated and subject to amortization by 2008 year end.

Note 6.         Shareholders' Equity

Preferred Stock
---------------

Standard Drilling is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of March 31, 2007, none of the preferred stock is outstanding.

Common Stock
------------

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

Reverse Merger
--------------

In the Merger, Online Holdings exchanged 41,223,000 shares of its common stock for 41,223,000 shares of common stock of Standard Drilling Delaware and reserved for issuance (1) 10,800,300 shares of common stock pursuant to outstanding warrants to purchase common stock of Standard Drilling Delaware that were assumed by Online Holdings, and (2) 8,520,000 shares of common stock pursuant to outstanding options to purchase common stock of Standard Drilling Delaware pursuant to the Standard Drilling, Inc. 2006 Stock Incentive Plan that were assumed by Online Holdings. Standard Drilling Delaware paid Online Holdings $60,000 as a deposit pursuant to the Merger Agreement. A condition to the Merger was an agreement by the then principal stockholder of Online Holdings to cancel, immediately prior to the Merger, 20,000,000 outstanding shares of common stock of Online Holdings that had been issued to the principal shareholder. In consideration of such cancellation, Online Holdings paid the principal shareholder $60,000, and Standard Drilling recognized recapitalization expense of $60,000. The then principal shareholder of Online Holdings also assumed the net liabilities of Online Holdings. As a result of the Merger, Online Holdings changed its name to Standard Drilling, Inc. As of March 31, 2007, Standard Drilling had 45,073,000 shares of common stock issued and outstanding and an additional 19,345,300 shares of common stock reserved for issuance.

Note 7.         Related Party Transactions

On November 27, 2006, Standard Drilling, Inc., as borrower, entered into an Interim Credit Agreement, effective as of November 20, 2006, with Prentis B. Tomlinson, Jr., the Chairman and Chief Executive Officer of the Company, as lender, in an initial aggregate principal amount of $1 million ("the Loan"), which may be increased at Mr. Tomlinson's sole discretion to a maximum aggregate principal amount of $5 million. The initial aggregate principal amount of the Loan is evidenced by a Promissory Note, effective as of November 20, 2006, made by the Company in favor of Mr. Tomlinson. Interest will accrue on the outstanding principal amount of the Loan at the rate of 10% per annum, compounded monthly. The outstanding principal amount of the Loan, together with all unpaid accrued interest thereon, is payable upon demand by Mr. Tomlinson no earlier than 90 days from November 20, 2006. The Company intends to use the proceeds of the Loan for general corporate and working capital purposes.

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

As of the date of this filing, the Company's Chairman and CEO, Mr. Prentis B. Tomlinson, Jr., owns a controlling stake in Calibre Energy, Inc., a publicly held oil and gas exploration company which trades on the Over-The-Counter-Bulletin-Board under the symbol CBRE, and serves as its Chairman and CEO.

On March 24, 2006, the Company borrowed $350,000 from Calibre Energy, Inc. pursuant to a loan bearing interest at 4% per annum. On April 7, 2006, Standard paid $350,545 to Calibre Energy, Inc., the full amount of the loan with all interest due.

Several of the Company's officers and directors, including its CEO and President, are also employed as officers and/or directors of Calibre Energy, Inc., a company engaged in the business of oil and gas exploration and production.

Note 8.         Subsequent Events

On April 16, 2007, the Company signed a Termination Agreement with Burnett, under which the Company terminated its participation in the DeCleva Project. Under the terms of the Termination Agreement, Burnett placed $1.2 million into escrow. These funds will be used to pay off existing liabilities incurred by Standard during the drilling of the DeCleva 1 well. Within sixty days from the closing, if no other notices of claims, outstanding invoices not previously disclosed or notices of liens have been received by either Burnett or Standard or filed against the Well or Leases, then and only then will Burnett release the balance of the account, if any, to Standard.

On June 15, 2007, the Company received the net proceeds from the escrow account for the sale of our interest in the DeCleva Project of $350,225.

With the closing of the sale of the DeCleva Project and due to Standard's current inability to access additional equity or debt financing, the Company does not anticipate further participation in the oil and gas exploration and production business in the Barnett and Fayetteville Shales.


On June 5, 2007, Standard entered into a purchase and sale agreement to sell our sole completed 1500 horsepower land-drilling rig ("Rig 1") for a gross purchase price of $7,800,000. Rig 1 was sold to Romfor West Africa, a subsidiary of Romfor Supply Company, Inc. At the time of the signing of the purchase and sale agreement, Romfor Supply Company was Standard's largest individual creditor. Upon signing of the agreement, Romfor West Africa paid Standard an initial payment of $1,000,000. The balance will be paid on or before closing on August 31, 2007.

Rig 1 represents substantially all of Standard Drilling's assets, and the closing of the sale of Rig 1 will represent a Change of Control. The Company does not anticipate continuing to operate in the contract drilling business and will continue with the liquidation and sale of inventory until additional financing becomes available.

The Interim Credit Agreement is secured by Company's Rig 1. Initial proceeds from the sale of Rig 1 will be used to pay a portion of the Company's outstanding debt under the Interim Credit Agreement.

The Company anticipates to continue to sell existing inventory to generate cash to pay existing debt and trade payables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report. The terms "Standard Drilling," "Standard", "the Company", "we", "us" and "our" refer to Standard Drilling, Inc.

Overview

     Cautionary Statement Regarding Forward-Looking Statements

     This report contains certain "forward-looking statements". Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including "may," "believe," "expect," "anticipate," "estimate," "continue," or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectation is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

     o a decline in or substantial volatility of crude oil and natural gas commodity prices;

     o the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

     o other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

Standard Drilling, Inc.

     Standard Drilling, a Nevada Corporation, was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies. As of March 31, 2007, the Company has one 1500 horsepower land drilling rig and certain key components and partial inventory for two 1500 horsepower rigs which are under construction. The Company has a contract with Romfor West Africa, Ltd. ("Romfor") to construct two additional 1500 horsepower land drilling rigs using currently owned key components together with newly purchased additional components. The Company's second and third rigs may be completed and made operational if and when purchase orders are received for them and additional financing is obtained.

     The Company is unable to forecast a time frame for completion of the two additional rigs. Unless additional financing is obtained, Rigs 2 and 3 will not be completed.

     The Company's drilling and rig construction operations are currently idle as Management and our Board of Directors are currently evaluating our strategic options in light of changing market conditions and our inability to secure additional financing. The Company anticipates to continue to sell existing inventory to generate cash to pay existing debt and trade payables.

     Our Strategy

     The Company's drilling , rig construction, and oil and gas exploration and development operations are currently idle as Management and our Board of Directors are currently evaluating our strategic options in light of changing market conditions and our inability to secure additional financing.

Results of Operations for the Three Months Ended March 31, 2007

     We commenced the construction of the rigs in February 2006. Prior to that time, we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the period from inception (February 14, 2006) with results from any earlier period.

     Net Sales

     For the three months ended March 31, 2007, we had no revenues. Due to the Company's inability to obtain additional financing, we do not anticipate continuing to operate in the contract drilling business and will continue with the liquidation and sale of inventory until additional financing becomes available.

     General and Administrative Expenses

     For the three months ended March 31, 2007, our operating expenses totaled $1,629,610. Of this amount, a total of $468,398 was for costs associated with our general and administrative expenses, $115,681 was for professional fees principally associated with capital raising activities, $188,869 was depreciation, and $856,662 was for compensation expenses.

     Net Loss

     For the three months ended March 31, 2007, we had a net loss of $1,708,023. The net loss is primarily attributable to our lack of operating revenues to support general and administrative costs and capital expenditures.

Liquidity and Capital Resources

     As of March 31, 2007, we had a bank overdraft of $2,391 and a working capital deficit of $9,491,952. We expect to have monthly overhead costs of approximately $250,000 per month for the next 12 months. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees). To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs. Our future liquidity and our liquidity in the next 12 months depend on the success of our drilling and exploration programs and our continued ability to obtain sources of capital to fund our continuing development.

     Cash flow from operating activities

     For the period ending March 31, 2007, net cash used in operating activities was $410,166 primarily attributed to a net loss of $1,708,023 in the period offset by an increase in accounts payable of $1,206,918.

     Cash flow from investing activities

     For the period ending March 31, 2007, net cash used in investing activities was $907,017, driven primarily by our investment in the construction of our drilling rigs and to a lesser extent investment in unproven oil and gas properties.

     Cash flow from financing activities

     For the period ending March 31, 2007, net cash provided by financing activities was $1,262,479, which was attributed to our receipt of cash on subscriptions receivable and debt instruments.

Future capital expenditures and commitments

     Expenditures for exploration and development of oil and natural gas properties and land costs related to the acquisition of non-producing leaseholds and the construction of our drilling rigs has been the primary use of our capital resources. At March 31, 2007, we have no plans to make additional acquisitions of natural gas properties or drilling rigs. The Company is currently seeking to ease its working capital deficit by selling certain rigs, related machinery, and oil and gas leases.

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

Change of Accountants

     Effective April 30, 2007, the Board of Directors of Standard Drilling, Inc., determined to change the Company's independent accountants and dismissed Malone & Bailey as the Company's independent registered public accounting firm. During the most recent fiscal year ending December 31, 2006, there have been no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K. The Board of Directors of the Company approved the decision to change independent auditors.

     During the Company's most recent fiscal year, ending December 31, 2006, (i) there were no disagreements between the Company and Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Malone & Bailey would have caused Malone & Bailey to make reference to the matter in its reports on the Company's financial statements, and (ii) Malone & Bailey's report on the Company's financial statements did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception of a "going concern" qualification.

     Our Board of Directors appointed Moore & Associates as our Independent Registered Public Accountant effective April 30, 2007.

Off-Balance Sheet Arrangements

     As of March 31, 2007, we had no off-balance sheet arrangements.

Related Party Transactions

     On November 27, 2006, Standard Drilling, Inc., as borrower, entered into an Interim Credit Agreement, effective as of November 20, 2006, with Prentis B. Tomlinson, Jr., the Chairman and Chief Executive Officer of the Company, as lender, in an initial aggregate principal amount of $1 million ("the Loan"), which may be increased at Mr. Tomlinson's sole discretion to a maximum aggregate principal amount of $5 million. The initial aggregate principal amount of the Loan is evidenced by a Promissory Note, effective as of November 20, 2006, made by the Company in favor of Mr. Tomlinson. Interest will accrue on the outstanding principal amount of the Loan at the rate of 10% per annum, compounded monthly. The outstanding principal amount of the Loan, together with all unpaid accrued interest thereon, is payable upon demand by Mr. Tomlinson no earlier than 90 days from November 20, 2006. The Company intends to use the proceeds of the Loan for general corporate and working capital purposes.

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

     As of the date of this filing, the Company's Chairman and CEO, Mr. Prentis
B. Tomlinson, Jr., owns a controlling stake in Calibre Energy, Inc., a publicly held oil and gas exploration company which trades on the Over-The-Counter-Bulletin-Board under the symbol CBRE, and serves as its Chairman and CEO.

     On March 24, 2006, the Company borrowed $350,000 from Calibre Energy, Inc. pursuant to a loan bearing interest at 4% per annum. On April 7, 2006, Standard paid $350,545 to Calibre Energy, Inc., the full amount of the loan with all interest due.

     Several of the Company's officers and directors, including its CEO and President are also employed as officers and/or directors of Calibre Energy, Inc., a company engaged in the business of oil and gas exploration and production . As a result, each of these officers devotes some of their business time to the management of Calibre. The amount of time devoted to the management of our business and the management of Calibre's business by each of these officers fluctuates from day to day and week to week. An officer may devote his time exclusively to the management of Calibre for a period of time. Each of the officers has significant discretion as to whether to devote time to management of the Company's business or to management of Calibre's business.

     The dual obligations also create a risk of a conflict of interest for those officers. We intend to appoint two or more new directors who will be independent directors. To the extent conflicts of interest do arise, we intend to have future conflicts of interest reviewed and resolved by the conflicts committee of the Board of Directors which is made up of independent directors.

     We share facilities and some overhead costs with Calibre in Washington D.C. and have a service agreement pursuant to which we will pay Calibre for office space and supplies, secretarial services and any other services Calibre provides to us in sharing the Washington D.C. office space. The average payment by us to Calibre Energy, Inc. under the services agreement is expected to be $70,000 per quarter for 2007. The services agreement may be terminated by either party on 30 days notice.

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

     Reverse Acquisition.

     We treated the merger of Standard Drilling, Inc. into a subsidiary of Online Holdings, Inc. as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the "merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization." Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, the original Standard Drilling, Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of the original Standard Drilling, Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company Item 3. Controls and Procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

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


                                        STANDARD DRILLING, INC.
                                        Registrant


Dated: June 20, 2007                    By: /s/ Prentis B. Tomlinson, Jr.
                                            -----------------------------
                                            Prentis B. Tomlinson, Jr.
                                            Chairman, Chief Executive Officer,
                                            and Interim Chief Financial Officer

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