Form 10QSB
period 2007-06-30
Standard Drilling, Inc.
filed 2007-08-20
CIK 1158694

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

     As of August 15, 2007, 45,006,380 shares of common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                   -----   -----

                             STANDARD DRILLING, INC.

                                TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION                                                                                PAGE

        Item 1. Financial Statements
                - Consolidated Balance Sheets as of June 30, 2007 (Unaudited)                                           2
                  and December 31, 2006 (Audited)
                - Consolidated Statements of Operations (Unaudited) for the Three and                                   4
                  Six Months Ended June 30, 2007 and for the Period from Inception
                  (February 14, 2006) through June 30, 2007
                - Consolidated Statements of Cash Flows (Unaudited) for the Three and Six                               5
                  Months Ended June 30, 2007 and for the period from Inception (February
                  14, 2006) through June 30, 2007
                - Notes to Consolidated Financial Statements                                                            6
        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                                  10
        Item 3. Controls and Procedures                                                                                14

PART II         OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                      15
        Item 2. Exhibits                                                                                               15

                Signatures                                                                                             16

Item 1. Financial Statements.

                             STANDARD DRILLING, INC.
                                  Balance Sheet

                 ASSETS
                 ------
                                            June 30,        December 31,
                                              2007              2006
                                        ---------------    -----------------
CURRENT ASSETS                           (Unaudited)

  Cash and cash equivalents             $       690,621    $         52,313
  Accounts receivable                           197,892             486,610
  Prepaid expenses                               34,300             503,776
  Short-term note receivable                          -               5,000
                                        ---------------    -----------------

      Total Current Assets                      922,813           1,047,699
                                        ---------------    -----------------

PROPERTY & EQUIPMENT

  Oil and gas properties                      2,943,231           2,989,933
  Drilling rigs and machinery                 4,984,927           7,516,024
  Office furniture and other equipment        1,002,197           1,281,572
  Accumulated depreciation                     (474,765)            (30,307)
                                        ---------------    -----------------

      Total Property & Equipment, Net         8,455,590          11,757,222
                                        ---------------    -----------------

OTHER ASSETS

  Deposits on rigs                            8,254,551           8,974,689
  Notes receivable                                    -              13,750
  Equity investment                              59,146              59,146
                                        ---------------    -----------------

      Total Other Assets                      8,313,697           9,047,585
                                        ---------------    -----------------

      TOTAL ASSETS                      $    17,692,100    $     21,852,506
                                        ===============    =================

The accompanying condensed notes are an integral part of these interim financial statements.

                             STANDARD DRILLING, INC.
                            Balance Sheet (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------


                                            June 30,          December 31,
                                             2007                2006
                                        ---------------    ----------------
CURRENT LIABILITIES                       (Unaudited)

  Accounts payable                      $     3,953,401    $      4,128,557
  Accrued expenses                            1,361,565           2,711,385
  Note payable - related party                1,398,381           1,657,578
                                        ---------------    ----------------
      Total Current Liabilities               6,713,347           8,497,520
                                        ---------------    ----------------
      TOTAL LIABILITIES                       6,713,347           8,497,520

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; 100,000,000 shares
   authorized, at $0.001 par value,
   45,073,000 shares issued and
   outstanding                                   45,073              45,073
  Additional paid-in capital                 17,284,237          18,026,709
  Stock subscriptions receivable                (52,400)           (370,000)
  Prepaid stock awards                                -            (722,755)
  Accumulated deficit                        (6,298,157)         (3,624,041)
                                        ---------------    ----------------
      Total Stockholders' Equity
       (Deficit)                             10,978,753          13,354,986
                                        ---------------    ----------------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)   $    17,692,100    $     21,852,506
                                        ===============    ================

The accompanying condensed notes are an integral part of these interim financial statements.

                             STANDARD DRILLING, INC.
                            Statements of Operations
                                   (Unaudited)

                                                                                                        For the
                                                                                                      Period from
                                         For the Three       For the Three        For the Six        February 14,
                                         Months Ended        Months Ended        Months Ended        2006 Through
                                           June 30,            June 30,            June 30,            June 30,
                                             2007                2006                2007                2006
                                       -----------------   -----------------   -----------------   -----------------
REVENUES - Drilling                    $              -    $              -    $              -    $              -

COST OF SALES                                    37,197                   -             586,545                   -
                                       -----------------   -----------------   -----------------   -----------------

      GROSS PROFIT                              (37,197)                  -            (586,545)                  -
                                       -----------------   -----------------   -----------------   -----------------

OPERATING EXPENSES

  Salaries and wages                            537,682             328,672           1,394,344             497,989
  Depreciation, amortization,
    and depletion                               189,149               3,227             444,458               4,816
  Legal and professional                         84,513              37,139             200,194              55,431
  General and administrative                     75,879              84,909             477,837             126,730
                                       -----------------   -----------------   -----------------   -----------------

      Total Operating Expenses                  887,223             453,947           2,516,833             684,966
                                       -----------------   -----------------   -----------------   -----------------

      OPERATING LOSS                           (924,420)           (453,947)         (3,103,378)           (684,966)
                                       -----------------   -----------------   -----------------   -----------------

OTHER INCOME (EXPENSE)

  Interest income                                 1,227              26,403               2,668              39,407
  Interest expense                              (42,900)                  -             (98,056)                  -
  Gain on sale of assets                          6,414                   -             531,054                   -
  Loss on investment                             (6,404)                  -              (6,404)                  -
                                       -----------------   -----------------   -----------------   -----------------

      Total Other Income
        (Expense)                               (41,663)             26,403             429,262              39,407
                                       -----------------   -----------------   -----------------   -----------------

      NET LOSS                         $       (966,083)   $       (427,544)   $     (2,674,116)   $       (645,559)
                                       =================   =================   =================   =================

      BASIC AND DILUTED
        LOSS PER SHARE                 $          (0.02)   $          (0.01)   $          (0.06)   $          (0.02)
                                       =================   =================   =================   =================

      WEIGHTED AVERAGE
        NUMBER OF SHARES
        OUTSTANDING                          45,536,800          43,814,667          45,536,800          42,449,923
                                       -----------------   -----------------   -----------------   -----------------

The accompanying condensed notes are an integral part of these interim financial statements.

                             STANDARD DRILLING, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                            From Inception      From Inception
                                                                of the              of the
                                                              Development         Development
                                                               Stage on            Stage on
                                          For the Six      February 14, 2006   February 14, 2006
                                          Months Ended          Through             Through
                                            June 30,           June 30,            June 30,
                                              2007               2006                2007
                                        ----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $    (2,674,116)   $       (645,559)   $     (6,298,157)
  Adjustments to reconcile net loss to
   net cash used by operating
   activities:
      Depreciation, depletion and
       amortization                             444,458              17,939             476,710
      Common stock issued for services                -             575,242             575,242
      Gain on equity investment                 531,054                   -              28,354
  Changes in operating assets and
   liabilities
      Decrease (Increase) in accounts
       receivable                               288,718                   -            (197,463)
      Decrease (Increase) in prepaid
       expenses                                 469,476             (29,691)           (234,526)
      Decrease (Increase) in deposits                 -                   -               5,285
      Increase (Decrase) in accounts
       payable                                 (175,156)            197,144           6,026,096
      Increase (Decrease) in accrued
       expenses                              (1,349,820)                  -           1,983,334
                                        ----------------   -----------------   -----------------

          Net Cash Used by Operating
           Activities                        (2,465,386)            115,075           2,364,875
                                        ----------------   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of oil and gas properties              -          (1,102,362)         (5,417,440)
      Change in fixed assets                  2,316,403             (95,830)         (7,723,190)
      Change in deposits on fixed assets        720,138          (9,158,022)         (8,303,458)
      Cash paid on notes receivable                   -            (343,946)            (18,750)
      Cash paid on equity investment                  -             (87,500)            (87,500)
                                        ----------------   -----------------   -----------------

          Net Cash Used by Investing
           Activities                         3,036,541         (10,787,660)        (21,550,338)
                                        ----------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash received on note payable            (250,447)                  -           2,602,457
      Cash received on subscriptions
       receivable                               317,600                   -             317,600
      Sale of common stock for cash                   -          15,310,564          16,956,027
                                        ----------------   -----------------   -----------------

          Net Cash Provided by Financing
           Activities                            67,153          15,310,564          19,876,084
                                        ----------------   -----------------   -----------------

      NET DECREASE IN CASH                      638,308           4,637,979             690,621

      CASH AT BEGINNING OF PERIOD                52,313                   -                   -
                                        ----------------   -----------------   -----------------

      CASH AT END OF PERIOD             $       690,621    $      4,637,979    $        690,621
                                        ================   =================   =================

SUPPLIMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  CASH PAID FOR:
      Interest                          $        11,324    $              -    $         11,324
      Income Taxes                      $             -    $              -    $              -

The accompanying condensed notes are an integral part of these interim financial statements.

            Notes to the Unaudited Consolidated Financial Statements


Note 1.         Basis of Presentation

The accompanying unaudited interim financial statements of Standard Drilling, Inc. ("Standard Drilling", "the Company", or "Standard") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in Standard Drilling's Form 8-K filed with the SEC on September 6, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2006 as reported in Form 10-KSB have been omitted.

Note 2.         Organization and Business Operations

Standard Drilling, a Nevada Corporation, was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies. As of June 30, 2007, the Company has one 1500 horsepower land drilling rig and certain key components and partial inventory for two 1500 horsepower rigs which are under construction. The Company has a contract with Romfor West Africa, Ltd. ("Romfor") to construct two additional 1500 horsepower land drilling rigs using currently owned key components together with newly purchased additional components.

The Company does not anticipate completing Rigs 2 and 3 and is currently selling inventory associated with Rigs 2 and 3.

The Company's drilling and rig construction operations are currently idle as Management and the Board of Directors are currently evaluating strategic options in light of changing market conditions and the Company's inability to secure additional financing. The Company anticipates to continue to sell existing inventory to generate cash to pay existing debt and trade payables.

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

On June 5, 2007, Standard entered into a purchase and sale agreement to sell our sole completed 1500 horsepower land-drilling rig ("Rig 1") for a gross purchase price of $7,800,000. Rig 1 was sold to Romfor West Africa, a subsidiary of Romfor Supply Company, Inc. ("Romfor"). At the time of the signing of the purchase and sale agreement, Romfor Supply Company was Standard's largest individual creditor. Upon signing of the agreement, Romfor paid Standard an initial payment of $1,000,000. The balance will be paid on or before closing on August 31, 2007.

Rig 1 represents substantially all of Standard Drilling's assets. The Company does not anticipate continuing to operate in the contract drilling business and will continue with the liquidation and sale of inventory until additional financing becomes available.

The Company anticipates to continue to sell existing inventory to generate cash to pay existing debt and trade payables.

Note 3.         Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception and expects to continue to incur losses through 2007. As of June 30, 2007, the Company has commitments for the purchase of equipment that exceed available funds; has no revenues; and has generated operating losses since inception and expects to continue to incur losses through 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to complete the refurbishment and modifications to drilling rigs economically, utilize the drilling equipment at profitable levels, and convert unproved oil and gas properties to producing properties at economic levels. However, there is no assurance that Standard Drilling will be able to utilize the drilling equipment at economic levels, convert properties to producing properties, or obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Standard Drilling or its shareholders.

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

Note 5.         Oil and Gas Properties Not Subject to Amortization

Standard Drilling is no longer participating in any oil and gas exploration and development activities on onshore properties in the Ft. Worth Basin and Arkoma Basin. At June 30, 2007, all oil and gas properties are classified as unproved. Accordingly, the capital costs have been excluded from the computation of amortization of the full cost pool. Standard Drilling will begin to amortize these costs as the properties are developed and reserve estimates are available. Standard Drilling estimates that the properties will be developed, evaluated and subject to amortization by 2008 year end.

Note 6.         Shareholders' Equity

Preferred Stock
---------------

Standard Drilling is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of June 30, 2007, none of the preferred stock is outstanding.

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

Reverse Merger
--------------

In the Merger, Online Holdings exchanged 41,223,000 shares of its common stock for 41,223,000 shares of common stock of Standard Drilling Delaware and reserved for issuance (1) 10,800,300 shares of common stock pursuant to outstanding warrants to purchase common stock of Standard Drilling Delaware that were assumed by Online Holdings, and (2) 8,545,000 shares of common stock pursuant to outstanding options to purchase common stock of Standard Drilling Delaware pursuant to the Standard Drilling, Inc. 2006 Stock Incentive Plan that were assumed by Online Holdings. Standard Drilling Delaware paid Online Holdings $60,000 as a deposit pursuant to the Merger Agreement. A condition to the Merger was an agreement by the then principal stockholder of Online Holdings to cancel, immediately prior to the Merger, 20,000,000 outstanding shares of common stock of Online Holdings that had been issued to the principal shareholder. In consideration of such cancellation, Online Holdings paid the principal shareholder $60,000, and Standard Drilling recognized recapitalization expense of $60,000. The then principal shareholder of Online Holdings also assumed the net liabilities of Online Holdings. As a result of the Merger, Online Holdings changed its name to Standard Drilling, Inc. As of June 30, 2007, Standard Drilling had 45,073,000 shares of common stock issued and outstanding and an additional 19,345,300 shares of common stock reserved for issuance.

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

As of June 30, 2007 the outstanding balance on the Loan is $1,398,381 and the Loan is currently overdue. The Company currently has no access to additional capital and does not have the ability to repay the Loan unless we sell assets for cash.

As of the date of this filing, the Company's Chairman and CEO, Mr. Prentis B. Tomlinson, Jr., owns a controlling stake in Calibre Energy, Inc., a publicly-traded oil and gas exploration company which trades on the Over-The-Counter-Bulletin-Board under the symbol CBRE, and serves as its Chairman and CEO.

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

Standard Drilling, Inc.

     Standard Drilling, a Nevada Corporation, was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies. As of June 30, 2007, the Company has one 1500 horsepower land drilling rig and certain key components and partial inventory for two 1500 horsepower rigs which are under construction. The Company has a contract with Romfor West Africa, Ltd. ("Romfor") to construct two additional 1500 horsepower land drilling rigs using currently owned key components together with newly purchased additional components.

     The Company does not anticipate completing Rigs 2 and 3 and is currently selling inventory associated with Rigs 2 and 3.

     The Company's drilling and rig construction operations are currently idle as Management and the Board of Directors are currently evaluating strategic options in light of changing market conditions and the Company's inability to secure additional financing. The Company anticipates to continue to sell existing inventory to generate cash to pay existing debt and trade payables.

     On April 16, 2007, the Company signed a Termination Agreement with Burnett, under which the Company terminated its participation in the DeCleva Project. Under the terms of the Termination Agreement, Burnett placed $1.2 million into escrow. These funds were used to pay off existing liabilities incurred by Standard during the drilling of the DeCleva 1 well.

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

     On June 5, 2007, Standard entered into a purchase and sale agreement to sell our sole completed 1500 horsepower land-drilling rig ("Rig 1") for a gross purchase price of $7,800,000. Rig 1 was sold to Romfor West Africa, a subsidiary of Romfor Supply Company, Inc. ("Romfor"). At the time of the signing of the purchase and sale agreement, Romfor Supply Company was Standard's largest individual creditor. Upon signing of the agreement, Romfor paid Standard an initial payment of $1,000,000. The balance will be paid on or before closing on August 31, 2007.

     Rig 1 represents substantially all of Standard Drilling's assets. The Company does not anticipate continuing to operate in the contract drilling business and will continue with the liquidation and sale of inventory until additional financing becomes available.

     The Company anticipates to continue to sell existing inventory to generate cash to pay existing debt and trade payables.

Our Strategy

     The Company's drilling rig construction and oil and gas exploration and development operations are currently idle as Management and our Board of Directors are currently evaluating our strategic options in light of changing market conditions and our inability to secure additional financing.

Results of Operations for the Three Months Ended June 30, 2007

     We commenced the construction of the rigs in February 2006. Prior to that time, we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the period from inception (February 14, 2006) with results from any earlier period.

     Net Sales

     For the three months ended June 30, 2007, we had no revenues. Due to the Company's inability to obtain additional financing, we do not anticipate continuing to operate in the contract drilling business and will continue with the liquidation and sale of inventory until additional financing becomes available.

     General and Administrative Expenses

     For the three months ended June 30, 2007, our operating expenses totaled $887,223. Of this amount, a total of $75,879 was for costs associated with our general and administrative expenses, $84,513 was for professional fees principally associated with capital raising activities, $537,682 for compensation expense, and $189,149 was depreciation expense.

     Net Loss

     For the three months ended June 30, 2007, we had a net loss of $966,083. The net loss is primarily attributable to our lack of operating revenues to support general and administrative costs and capital expenditures.

Results of Operations for the Six Months Ended June 30, 2007

     We commenced the construction of the rigs in February 2006. Prior to that time, we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the period from inception (February 14, 2006) with results from any earlier period.

     Net Sales

     For the six months ended June 30, 2007, we had no revenues. Due to the Company's inability to obtain additional financing, we do not anticipate continuing to operate in the contract drilling business and will continue with the liquidation and sale of inventory until additional financing becomes available.

     General and Administrative Expenses

     For the six months ended June 30, 2007, our operating expenses totaled $2,516,833. Of this amount, a total of $477,837 was for costs associated with our general and administrative expenses, $200,194 was for professional fees principally associated with capital raising activities, $1,394,344 for compensation expense, and $444,458 was depreciation expense.

     Net Loss

     For the six months ended June 30, 2007, we had a net loss of $2,674,116. The net loss is primarily attributable to our lack of operating revenues to support general and administrative costs and capital expenditures.

Liquidity and Capital Resources

     As of June 30, 2007, we had cash of $690,621 and a working capital deficit of $5,790,534. We expect to have monthly overhead costs of approximately $250,000 per month for the next 12 months. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees) and advances under the Interim Credit Agreement. To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs. Standard currently has highly limited access to additional sources of capital. Our future liquidity and our liquidity in the next 12 months depends on our ability to obtain additional sources of capital and to generate cash from existing inventory.

     Cash flow from operating activities

     For the period ending June 30, 2007, net cash used in operating activities was $2,465,386 primarily attributed to a net loss of $2,674,116 in the period, partially offset by a decrease in accounts receivable and prepaid expenses of $288,718 and $469,476, respectively.

     Cash flow from investing activities

     For the period ending June 30, 2007, net cash used in investing activities was $3,036,541, driven primarily by a decrease in fixed assets of $2,316,403 and a decrease in deposits on rigs in the amount of $720,138.

     Cash flow from financing activities

     For the period ending June 30, 2007, net cash provided by financing activities was $67,153, which was primarily attributed to our receipt of cash on subscriptions receivable and debt instruments.

Future capital expenditures and commitments

     Expenditures for exploration and development of oil and natural gas properties and land costs related to the acquisition of non-producing leaseholds and the construction of our drilling rigs has been the primary use of our capital resources. At June 30, 2007, we have no plans to make additional acquisitions of natural gas properties or drilling rigs. The Company is currently seeking to ease its working capital deficit by selling certain rigs, related machinery, and oil and gas leases.

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

     Our Board of Directors appointed Moore & Associates as our Independent Registered Public Accountant effective April 30, 2007.

Off-Balance Sheet Arrangements

     As of June 30, 2007, we had no off-balance sheet arrangements.

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

     As of June 30, 2007, the outstanding balance on the Loan is $1,398,381and the Loan is currently overdue. The Company currently has no access to additional capital and does not have the ability to repay the Loan unless we sell assets for cash.

     As of the date of this filing, the Company's Chairman and CEO, Mr. Prentis
B. Tomlinson, Jr., owns a controlling stake in Calibre Energy, Inc., a publicly-traded oil and gas exploration company which trades on the Over-The-Counter-Bulletin-Board under the symbol CBRE, and serves as its Chairman and CEO.

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


Item 3.         Controls and Procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

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


                                        STANDARD DRILLING, INC.
                                        Registrant


Dated: August 20, 2007
By: /S/ Prentis B. Tomlinson, Jr.
---------------------------------
                                             Prentis B. Tomlinson, Jr.
                                             Chairman, Chief Executive Officer,
                                             and Interim Chief Financial Officer