Form 10QSB
period 2007-09-30
Standard Drilling, Inc.
filed 2007-11-21
CIK 1158694

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                                   (Zip Code)

                                 (202) 223 4401
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No
--------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X
--------

As of November 15, 2007, 45,006,380 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X

                             STANDARD DRILLING, INC.

                                TABLE OF CONTENTS

 PART I FINANCIAL INFORMATION                                                                        PAGE
        Item 1. Financial Statements
        - Consolidated Balance Sheets as of September 30, 2007 (Unaudited)                             2
          and December 31, 2006 (Audited)
        - Consolidated Statements of Operations (Unaudited) for the Three and                          4
          Nine Months Ended September 30, 2007 and for the Period from Inception
          (February 14, 2006) through September 30, 2007
        - Consolidated Statements of Cash Flows (Unaudited) for the Nine                               5
          Months Ended September 30, 2007 and for the period from Inception (February
          14, 2006) through September 30, 2007
        - Notes to Consolidated Financial Statements                                                   6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                         10
Item 3. Controls and Procedures                                                                       14
PART II         OTHER INFORMATION
        Item 1. Legal Proceedings                                                                     15
        Item 2. Exhibits                                                                              16
                Signatures                                                                            17

Item 1. Financial Statements.


                                     ASSETS

                             STANDARD DRILLING, INC.
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                September 30,        December 31,
                                                     2007                2006
                                              ------------------  -------------------
CURRENT ASSETS                                   (Unaudited)

   Cash and cash equivalents                   $         839,178   $          52,313
   Accounts receivable                                         -             486,610
   Prepaid expenses                                       15,361             503,776
   Short-term note receivable                            600,000               5,000
                                              ------------------  -------------------

       Total Current Assets                            1,454,539           1,047,699
                                              ------------------  -------------------

PROPERTY & EQUIPMENT

   Oil and gas properties                                      -           2,989,933
   Drilling rigs and machinery                                 -           7,516,024
   Office furniture and equipment                              -           1,281,572
   Accumulated depreciation                                    -             (30,307)
                                              ------------------  -------------------

       Total Property & Equipment, Net                         -          11,757,222
                                              ------------------  -------------------

OTHER ASSETS

   Deposits on rigs                                            -           8,974,689
   Notes receivable                                            -              13,750
   Equity investment                                           -              59,146
                                              ------------------  -------------------

       Total Other Assets                                      -           9,047,585
                                              ------------------  -------------------

       TOTAL ASSETS                            $       1,454,539   $      21,852,506
                                              ==================  ===================


The accompanying condensed notes are an integral part of these interim financial statements.

                             STANDARD DRILLING, INC.
                            Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

                                                               September 30,        December 31,
                                                                   2007                 2006
                                                            -------------------  -------------------
CURRENT LIABILITIES                                             (Unaudited)

   Accounts
    payable                                                  $         164,657    $       4,128,557
   Accrued
    expenses                                                                 -            2,711,385
   Note payable - related party                                              -            1,657,578
                                                            -------------------  -------------------

        Total Current Liabilities                                      164,657            8,497,520
                                                            -------------------  -------------------

        TOTAL LIABILITIES                                              164,657            8,497,520

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized,
     at $0.001 par value, 45,073,000
     shares issued and outstanding                                      45,007               45,073
   Additional paid-in capital                                       17,217,683           18,026,709
   Stock subscriptions receivable                                            -             (370,000)
   Prepaid stock awards                                                      -             (722,755)
   Accumulated deficit                                             (15,972,808)          (3,624,041)
                                                            -------------------  -------------------

        Total Stockholders' Equity (Deficit)                         1,289,882           13,354,986
                                                            -------------------  -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                   $       1,454,539    $      21,852,506
                                                            ===================  ===================

The accompanying condensed notes are an integral part of these interim financial statements.

                             STANDARD DRILLING, INC.
                             Statement of Operations

                                                                                                    From Inception
                                                                                                        of the
                                                                                     For the          Development
                                                                                   Period from         Stage on
                                    For the Three               For the Nine       February 14,      February 14,
                                    Months Ended                Months Ended       2006 Through      2006 Through
                                    September 30,               September 30,     September 30,      September 30,
                         -----------------------------------
                               2007               2006              2007               2006              2007
                         -----------------  ----------------  -----------------  ----------------  -----------------


REVENUES - Drilling       $             -    $            -    $             -    $            -    $       473,163

COST OF SALES                      64,242                 -            946,326                 -          1,011,183
                         -----------------  ----------------  -----------------  ----------------  -----------------

   GROSS PROFIT                   (64,242)                -           (946,326)                -           (538,020)
                         -----------------  ----------------  -----------------  ----------------  -----------------

OPERATING EXPENSES

  Salaries and wages               77,251         1,195,733          1,471,595         1,693,722          3,444,328
  Depreciation,
   amortization,
    and depletion                   1,944            13,123            446,402            17,939            478,654
  Legal and professional           35,369           125,257            106,108           180,688            589,237
  General and
   administrative                 159,078           178,646            477,235           305,376          2,112,075
                         -----------------  ----------------  -----------------  ----------------  -----------------

   Total Operating
    Expenses                      273,642         1,512,759          2,501,340         2,197,725          6,624,294
                         -----------------  ----------------  -----------------  ----------------  -----------------

   OPERATING LOSS                (337,884)       (1,512,759)        (3,447,666)       (2,197,725)        (7,162,314)
                         -----------------  ----------------  -----------------  ----------------  -----------------

OTHER INCOME (EXPENSE)

  Interest income                   7,370            69,203             10,038           108,610            146,727
  Interest expense                      -                 -            (98,056)                -           (109,380)
  Dividend income                       -                 -            531,054                 -            531,054
  Gain (loss) on sale of
   assets                     (10,501,789)                -        (10,501,789)                -        (10,501,789)
  Gain on forgiveness of
   debt                         1,157,652                 -          1,157,652                 -          1,157,652
  Loss on investment                    -                 -                  -                 -            (34,758)
                         -----------------  ----------------  -----------------  ----------------  -----------------

   Total Other Income
     (Expense)                 (9,336,767)           69,203         (8,901,101)          108,610         (8,810,494)
                         -----------------  ----------------  -----------------  ----------------  -----------------

   NET LOSS               $    (9,674,651)   $   (1,443,556)   $   (12,348,767)   $   (2,089,115)   $   (15,972,808)
                         =================  ================  =================  ================  =================

   BASIC AND DILUTED
     LOSS PER SHARE       $         (0.21)   $        (0.03)   $         (0.27)   $        (0.06)
                         =================  ================  =================  ================

   WEIGHTED AVERAGE
     NUMBER OF SHARES
     OUTSTANDING               45,536,800        42,449,923         45,536,800        32,521,268
                         =================  ================  =================  ================

The accompanying condensed notes are an integral part of these interim financial statements.

                             STANDARD DRILLING, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        From Inception       From Inception
                                                                       of the Development  of the Development
                                                                           Stage on             Stage on
                                                      For the Nine     February 14, 2006   February 14, 2006
                                                      Months Ended          Through             Through
                                                      September 30,      September 30,       September 30,
                                                          2007               2006                 2007
                                                    ----------------- ------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $   (12,348,767)  $      (2,089,115)   $     (15,972,808)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation, depletion and amortization               446,402              17,939              476,710
       Common stock issued for services                             -             575,242              575,242
       Loss on equity investment                               59,146                   -               59,146
       (Gain) on disposal of equity instruments              (39,497)                   -             (39,497)
       (Gain) Loss on disposal of assets                    (476,709)                   -            (476,709)
   Changes in operating assets and liabilities
       Increase in accounts receivable                        486,610                   -            (197,463)
       Increase in prepaid expenses                           488,415            (29,691)            (234,526)
       Decrease in deposits                                         -                   -                5,285
       Change in accounts payable                         (3,963,900)             987,144            1,467,685
       Increase in accrued expenses                       (2,711,385)                   -            (728,051)
                                                    ----------------- ------------------- --------------------

           Net Cash Used by Operating Activities         (18,059,685)           (538,481)         (15,064,986)
           -------------------------------------    ----------------- ------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Change in oil and gas properties                     2,989,933         (1,102,362)          (2,427,507)
       Change in fixed assets                               8,797,596           (343,946)            1,074,406
       Change in deposits on fixed assets                   8,974,689         (9,158,022)              671,138
       Change in notes receivable                           (581,250)                   -            (600,000)
       Cash paid on equity investment                               -            (87,500)             (87,500)
                                                    ----------------- ------------------- --------------------

           Net Cash Used by Investing Activities           20,180,968        (10,691,830)          (1,369,463)
           -------------------------------------    ----------------- ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Change in notes payable, net                       (1,652,018)                   -                    -
       Cash received on subscriptions receivable              317,600                   -              317,600
       Sale of common stock for cash                                -          15,868,290           16,956,027
                                                    ----------------- ------------------- --------------------

           Net Cash Provided by Financing Activities      (1,334,418)          15,868,290           17,273,627
           ----------------------------------------- ---------------- ------------------- --------------------

       NET DECREASE IN CASH                                   786,865           4,637,979              839,178

       CASH AT BEGINNING OF PERIOD                             52,313                   -                    -
                                                    ----------------- ------------------- --------------------

       CASH AT END OF PERIOD                         $        839,178  $        4,637,979   $          839,178
                                                    ================= =================== ====================


SUPPLIMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:

       Interest                                      $              -  $              544   $           11,324
       Income Taxes                                  $              -  $                -   $                -

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

Note 2. Organization and Business Operations

Standard Drilling, a Nevada Corporation, was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies. As of September 30, 2007, the Company ceased all ongoing operations and is evaluating financing alternatives and strategic options.

On September 24, 2007 Standard Drilling, Inc. ("Standard", or "the Company") entered into an Asset Purchase Agreement with PBT Capital Partners, LLC. Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC will assume substantially all of the Company's assets and associated and contingent liabilities in order to improve the financial position of the Company. As of the effective date of the Asset Purchase Agreement, the Company's existing and contingent liabilities exceeded the value of its assets.

The Asset Purchase Agreement is part of a plan of restructuring which the Company anticipates will allow it raise additional capital and pursue new business opportunities. Standard's Board of Directors will continue to evaluate the Company's strategic options.

PBT Capital Partners, LLC is a private company whose sole shareholder is Prentis
B. Tomlinson, Jr., Standard's Chairman and Chief Executive Officer, and is a related party as of the effective date of the transaction. The Asset Purchase Agreement creates a $600,000 note payable by PBT Capital Partners LLC to Standard Drilling, Inc. on or before December 31, 2007. The transaction was approved by the Company's independent directors.

In conjunction with the Asset Purchase Agreement with PBT Capital Partners, LLC, sums owed by Standard under the Interim Credit Agreement, which totaled $833,389 as of September 24, 2007, were forgiven.

On June 5, 2007, Standard entered into a purchase and sale agreement to sell our sole completed 1500 horsepower land-drilling rig ("Rig 1") for a gross purchase price of $7,800,000. Rig 1 was sold to Romfor West Africa, a subsidiary of Romfor Supply Company, Inc. ("Romfor"). At the time of the signing of the purchase and sale agreement with Romfor, Romfor Supply Company was Standard's largest individual creditor. The purchase and sale agreement for Rig 1 closed on September 24, 2007. Standard's existing payables to Romfor, of $2,750,000, were offset as part of the closing of the sale of Rig 1.

Rig 1 represents substantially all of Standard Drilling's assets. The Company has ceased all ongoing operations and is evaluating financing alternatives and strategic options.

Note 3. Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception and expects to continue to incur losses through 2007. As of September 30, 2007, the Company has not established an ongoing source of revenues and has generated operating losses since inception and expects to continue to incur losses through the end of fiscal 2007. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to attain additional financing There is no assurance that the Company will be able to implement its business plan or obtain adequate financing to fund future operations.

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

Note 5. Shareholders' Equity

Preferred Stock
---------------

Standard Drilling is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of September 30, 2007, none of the preferred stock is outstanding.

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

Reverse Merger
--------------

In the Merger, Online Holdings exchanged 41,223,000 shares of its common stock for 41,223,000 shares of common stock of Standard Drilling Delaware and reserved for issuance (1) 10,800,300 shares of common stock pursuant to outstanding warrants to purchase common stock of Standard Drilling Delaware that were assumed by Online Holdings, and (2) 8,545,000 shares of common stock pursuant to outstanding options to purchase common stock of Standard Drilling Delaware pursuant to the Standard Drilling, Inc. 2006 Stock Incentive Plan that were assumed by Online Holdings. Standard Drilling Delaware paid Online Holdings $60,000 as a deposit pursuant to the Merger Agreement. A condition to the Merger was an agreement by the then principal stockholder of Online Holdings to cancel, immediately prior to the Merger, 20,000,000 outstanding shares of common stock of Online Holdings that had been issued to the principal shareholder. In consideration of such cancellation, Online Holdings paid the principal shareholder $60,000, and Standard Drilling recognized recapitalization expense of $60,000. The then principal shareholder of Online Holdings also assumed the net liabilities of Online Holdings. As a result of the Merger, Online Holdings changed its name to Standard Drilling, Inc. As of September 30, 2007, Standard Drilling had 45,006,380 shares of common stock issued and outstanding and an additional 19,345,300 shares of common stock reserved for issuance.

Note 6. Related Party Transactions

On September 24, 2007 Standard Drilling, Inc. ("Standard", or "the Company") entered into an Asset Purchase Agreement with PBT Capital Partners, LLC. Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC assumed substantially all of the Company's assets and associated and contingent liabilities in order to improve the financial position of the Company. As of the effective date of the Asset Purchase Agreement, the Company's existing and contingent liabilities exceeded the value of its assets.

The Asset Purchase Agreement is part of a plan of restructuring which the Company anticipates will allow it raise additional capital and pursue new business opportunities. Standard's Board of Directors will continue to evaluate the Company's strategic options.

PBT Capital Partners, LLC is a private company whose sole shareholder is Prentis
B. Tomlinson, Jr., Standard's Chairman and Chief Executive Officer, and is a related party as of the effective date of the transaction. The Asset Purchase Agreement creates a $600,000 note payable by PBT Capital Partners LLC to Standard Drilling, Inc. on or before December 31, 2007. The transaction was approved by the Company's independent directors.

In conjunction with the Asset Purchase Agreement with PBT Capital Partners, sums owed by Standard under the Interim Credit Agreement, which totaled $833,389 as of September 24, 2007 were forgiven.

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

As of September 24, 2007 the outstanding balance on the Loan was $833,389. In conjunction with the Asset Purchase Agreement with PBT Capital Partners, sums owed by Standard under the Interim Credit Agreement, which totaled $833,389 as of September 24, 2007 were forgiven.

As of the date of this filing, the Company's Chairman and CEO, Mr. Prentis B. Tomlinson, Jr., owns a controlling stake in Calibre Energy, Inc., a publicly-traded oil and gas exploration company which trades on the Pink Sheets Electronic Quotation Service under the symbol CBRE, and serves as its Chairman and CEO.

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



Note 7. Subsequent Events

On October 9, 2007, Mr. Prentis B. Tomlinson, Jr. resigned as Chairman and Chief Executive Officer of Standard Drilling, Inc. The Company's Board of Directors has appointed Edward L. Moses as Interim Chairman of the Board and plans to commence a search for an interim Chief Executive Officer.

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

Standard Drilling, Inc.

Standard Drilling, a Nevada Corporation, was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies. As of September 30, 2007, the Company ceased all ongoing operations and is evaluating financing alternatives and strategic options.

On September 24, 2007 Standard Drilling, Inc. ("Standard", or "the Company") entered into an Asset Purchase Agreement with PBT Capital Partners, LLC. Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC will assume substantially all of the Company's assets and associated and contingent liabilities in order to improve the financial position of the Company. As of the effective date of the Asset Purchase Agreement, the Company's existing and contingent liabilities exceeded the value of its assets.

The Asset Purchase Agreement is part of a plan of restructuring which the Company anticipates will allow it raise additional capital and pursue new business opportunities. Standard's Board of Directors will continue to evaluate the Company's strategic options.

PBT Capital Partners, LLC is a private company whose sole shareholder is Prentis
B. Tomlinson, Jr., Standard's Chairman and Chief Executive Officer, and is a related party as of the effective date of the transaction. The Asset Purchase Agreement creates a $600,000 note payable by PBT Capital Partners LLC to Standard Drilling, Inc. on or before December 31, 2007. The transaction was approved by the Company's independent directors.

On June 5, 2007, Standard entered into a purchase and sale agreement to sell our sole completed 1500 horsepower land-drilling rig ("Rig 1") for a gross purchase price of $7,800,000. Rig 1 was sold to Romfor West Africa, a subsidiary of Romfor Supply Company, Inc. ("Romfor"). At the time of the signing of the purchase and sale agreement with Romfor, Romfor Supply Company was Standard's largest individual creditor. The purchase and sale agreement for Rig 1 closed on September 24, 2007.

Rig 1 represents substantially all of Standard Drilling's assets. The Company has ceased all ongoing operations and is evaluating financing alternatives and strategic options.

The Company's drilling and rig construction operations are currently idle as Management and the Board of Directors are currently evaluating strategic options in light of changing market conditions and the Company's inability to secure additional financing. The Company anticipates to continue to sell existing inventory to generate cash to pay existing debt and trade payables.

Our Strategy

The Company ceased all ongoing operations and is evaluating financing alternatives and strategic options.

Results of Operations for the Three Months Ended September 30, 2007.

We commenced the construction of the rigs in February 2006. Prior to that time, we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the period from inception (February 14, 2006) with results from any earlier period.

                                    Net Sales

For the three months ended September 30, 2007, we had no revenues. Due to the Company's inability to obtain additional financing, we have ceased all ongoing operations and are evaluating financing alternatives and strategic options

                       General and Administrative Expenses

For the three months ended September 30, 2007, our operating expenses totaled $273,642. Of this amount, a total of $159,078 was for costs associated with our general and administrative expenses, $35,369 was for professional fees, $77,251 for compensation expense, and $1,944 was depreciation expense.

                                    Net Loss

For the three months ended September 30, 2007, we had a net loss of $9,674,651. The net loss is primarily attributable to the loss on sale of assets associated with the purchase and sale agreement for Rig 1 with Romfor and the September 24, 2007 Asset Purchase Agreement with PBT Capital Partners as well as our to our lack of operating revenues..

Results of Operations for the Nine Months Ended September 30, 2007

                                    Net Sales

For the nine months ended September 30, 2007, we had no revenues. Due to the Company's inability to obtain additional financing, we have ceased all ongoing operations and are evaluating financing alternatives and strategic options.

                       General and Administrative Expenses

For the nine months ended September 30, 2007, our operating expenses totaled $2,501,340. Of this amount, a total of $477,235 was for costs associated with our general and administrative expenses, $106,108 was for professional fees, $1,471,565 for compensation expense, and $446,402 was depreciation expense.

                                    Net Loss

For the nine months ended September 30, 2007, we had a net loss of $12,348,767. The net loss is primarily attributable to the loss on sale of assets associated with the purchase and sale agreement for Rig 1 with Romfor and the September 24, 2007 Asset Purchase Agreement with PBT Capital Partners as well as our to our lack of operating revenues.

Liquidity and Capital Resources

As of September 30, 2007, we had cash of $839,178 and working capital of $1,289,882 Additionally, we have a Note Receivable from PBT Capital Partners as part of the September 24, 2007 Asset Purchase Agreement with PBT Capital Partners for $600,000. We expect to receive payment for this note by December 31, 2007. The Asset Purchase Agreement with PBT Capital Partners as well the purchase and sale agreement for Rig 1 with Romfor included the assumption and forgiveness of most liabilities from our Balance Sheet.

Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees), advances under the Interim Credit Agreement, and the sale of assets. To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs. Standard currently has no access to additional sources of capital. Our future liquidity and our liquidity in the next 3 months depends on our ability to obtain additional sources of capital.



Cash flow from operating activities

For the nine months ending September 30, 2007, net cash used in operating activities was $18,259,685 primarily attributed to a net loss of $12,348,767 in the period and a decrease in accounts receivable and accrued expenses of $3,963,900 and $2,711,385, respectively.

Cash flow from investing activities

For the nine months ending September 30, 2007, net cash from investing activities was $20,180,968, driven primarily by a decrease in deposits in fixed assets of $8,974,689 and a decrease in fixed assets in the amount of $8,797,596.

Cash flow from financing activities

For the nine months ending September 30, 2007, net cash used in financing activities was $1,334,418, which was primarily attributed to cash paid on notes payable.

Expenditures for exploration and development of oil and natural gas properties and land costs related to the acquisition of non-producing leaseholds and the construction of our drilling rigs has been the primary use of our capital resources. At Septmber 30, 2007, the Company ceased all ongoing operations and is evaluating financing alternatives and strategic options.

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

Our Board of Directors appointed Moore & Associates as our Independent Registered Public Accountant effective April 30, 2007.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Related Party Transactions

On September 24, 2007 Standard Drilling, Inc. ("Standard", or "the Company") entered into an Asset Purchase Agreement with PBT Capital Partners,LLC. Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC assumed substantially all of the Company's assets and associated and contingent liabilities in order to improve the financial position of the Company. As of the effective date of the Asset Purchase Agreement, the Company's existing and contingent liabilities exceeded the value of its assets.

The Asset Purchase Agreement is part of a plan of restructuring which the Company anticipates will allow it raise additional capital and pursue new business opportunities. Standard's Board of Directors will continue to evaluate the Company's strategic options.

PBT Capital Partners, LLC is a private company whose sole shareholder is Prentis
B. Tomlinson, Jr., Standard's Chairman and Chief Executive Officer, and is a related party as of the effective date of the transaction. The Asset Purchase Agreement creates a $600,000 note payable by PBT Capital Partners LLC to Standard Drilling, Inc. on or before December 31, 2007. The transaction was approved by the Company's independent directors.

In conjunction with the Asset Purchase Agreement with PBT Capital Partners, sums owed by Standard under the Interim Credit Agreement, which totaled $833,389 as of September 24, 2007 were forgiven.

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

As of September 24, 2007 the outstanding balance on the Loan was $833,389. In conjunction with the Asset Purchase Agreement with PBT Capital Partners, sums owed by Standard under the Interim Credit Agreement, which totaled $833,389 as of September 24, 2007 were forgiven.

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

We share facilities and some overhead costs with Calibre in Washington D.C. and have a service agreement pursuant to which we will pay Calibre for office space and supplies, secretarial services and any other services Calibre provides to us in sharing the Washington D.C. office space. The average payment by us to Calibre Energy, Inc. under the services agreement is expected to be $70,000 per quarter for 2007. The services agreement has been terminated.

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

Item 3. Controls and Procedures.

Our management, with the participation of our interim Chairman of the Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

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

          Purchase and Sale Agreement dated June 5, 2007 between Standard Drilling,
10.12      Inc. and Romfor West Africa

          Asset Purchase Agreement dated September 24, 2007 between Standard Drilling,
10.13      Inc. and PBT Capital Partners, LLC

10.14*    Resignation letter of Prentis B. Tomlinson Jr. dated October 9, 2007
31.1*     Chief Executive Officer Certification Pursuant to Section 13a-14(a) of
          the Securities Exchange Act
32.1*     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             STANDARD DRILLING, INC.
                                   Registrant

       Dated: November 20, 2007
       By: /S/ Edward L. Moses
       ---------------------------------
       Edward L. Moses.
       Interim Chairman of the Board