Form 10QSB/A
period 2007-09-30
Standard Drilling, Inc.
filed 2007-11-29
CIK 1158694

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                             STANDARD DRILLING, INC.
                                   Registrant

       Dated: November 29, 2007
       By: /S/ Edward L. Moses
       ---------------------------------
       Edward L. Moses.
       Interim Chairman of the Board