Form 10KSB
period 2007-12-31
Standard Drilling, Inc.
filed 2008-04-15
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number                                           000-51569

STANDARD DRILLING, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	6770 (Primary Standard Industrial Classification Code Number)	84-1598154 (I.R.S. Employer Identification Number)

1640 Terrace Way, Walnut Creek, California 94597
(Address of principal executive offices)

(925) 938-0406
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The issuer's revenues for the most recent fiscal year ended December 31, 2007 were $0.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 11, 2008, was approximately $4,442,898.

As of April 9, 2008, the issuer had 34,208,880 shares of common stock, $0.001 par value per share outstanding ("Common Stock"),

Documents Incorporated by Reference:

NONE

Transitional Small Business Disclosure Format:

Yes [   ] No [X]

STANDARD DRILLING, INC.
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007
INDEX

PART I
		4
Item 1.	Description of Business
		8
Item 2.	Description of Property
		8
Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II
		10
Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Management's Discussion and Analysis or Plan of Operation	11

Item 7.	Financial Statements	F-1

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

Item 8A.	Controls and Procedures	22

Item 8B.	Other Information	23

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	24

Item 10.	Executive Compensation	26

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28

Item 12.	Certain Relationships and Related Transactions	29

Item 13.	Exhibits and Reports on Form 8-K	31

Item 14.	Principal Accountant Fees and Services	32

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB (THIS "FORM 10-KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF STANDARD DRILLING, INC. ("STANDARD DRILLING," "STANDARD,"  THE "COMPANY," "WE," "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

HISTORY

The Company was originally formed as a Nevada corporation on July 27, 2001, under the name Online Holdings, Inc.  Subsequently on September 1, 2006, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 24, 2006 by and among the Company, Standard Drilling Acquisition Co., a Delaware corporation (“Merger Sub”), and Standard Drilling, Inc., a Delaware corporation (“Standard Drilling Delaware”), Merger Sub was merged with and into Standard Drilling Delaware, and Standard Drilling Delaware became a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company, which previously had no material operations, acquired the business of Standard Drilling Delaware.  Also pursuant to the Merger, the Company changed its name to Standard Drilling, Inc.

Subsequent to the Merger, the Company was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies.  The Company constructed, owned and operated land drilling rigs.

On June 5, 2007, we entered into a purchase and sale agreement to sell our sole completed 1500 horsepower land-drilling rig ("Rig 1") for a gross purchase price of $7,800,000. Rig 1 was sold to Romfor West Africa, a subsidiary of Romfor Supply Company, Inc. ("Romfor"). At the time of the signing of the purchase and sale agreement, Romfor was our largest individual creditor. The purchase and sale agreement for Rig 1 closed on September 24, 2007.  Rig 1 represented substantially all of our assets.

On September 24, 2007, the Company entered into an Asset Purchase Agreement with PBT Capital Partners, LLC (“PBT”).  PBT is a private company whose sole shareholder is Prentis B. Tomlinson, Jr., who was our Chairman and Chief Executive Officer at the time we entered into the agreement.  Under the terms of the Asset Purchase Agreement, PBT assumed substantially all of our assets and associated and contingent liabilities in return for leaving not less than $839,068 in cash in the Company and providing us a note payable in the amount of $600,000. The $600,000 note payable by PBT was due on or before December 31, 2007 and guaranteed by Mr. Tomlinson, which amount has not been paid to date. In connection with the Asset Purchase Agreement, $833,389 of the amount owed by the Company under the Interim Credit Agreement was forgiven.  Additionally, in connection with the Asset Purchase Agreement, PBT assumed our obligations under our office space lease, our employment agreements with our various officers and Directors and certain severance agreements we entered into with our former officers and Directors.  We retained all of the liabilities relating to the Advisory Consulting Agreement between us and International Capital Advisory, Inc., the Support Services Agreement between us and Petroleum Financial Inc., and the obligation to provide healthcare benefits to David Wilson, our former Manager of Operations under the terms of his severance agreement until February 2009.

In connection with the Asset Purchase Agreement in September and October 2007, we entered into Mutual Releases (the “Releases”) with various of our former officers, Directors and parties who we had previously entered into agreements with, including Romfor West Africa, Ltd., Prentis B. Tomlinson, Jr., our former Chairman and Chief Executive Officer, O. Oliver Pennington, III, our former Vice President and Chief Financial Officer, E.L. Moses, Jr., our former President, Chief Operating Officer and Director, W. Richard Andersen, our former Director, Peter F. Frey, Treasurer, and Daniel A. Drum, our former Vice President of Finance, pursuant to which such individuals and entities agreed to release us from any and all known and unknown claims, we agreed to release such parties from any and all know or known claims, and such individuals and entities agreed to cancel the shares of common stock and options to acquire shares of common stock which they held in the Company.

Additionally, in connection with the Asset Purchase Agreement we transferred all  of the shares of our former wholly-owned subsidiary, Standard E & P, Inc. to PBT.

The Asset Purchase Agreement is part of a plan of restructuring which the Company anticipates will allow it to raise additional capital and pursue new business opportunities. Standard's Board of Directors will continue to evaluate the Company's strategic options.

In connection with the Company’s entry into the Asset Purchase Agreement with PBT Capital Partners, LLC, Mr. Tomlinson resigned as Chairman and Chief Executive Officer of the Company, and the Board appointed Edward L. Moses as Interim Chairman.  Subsequently on November 28, 2007, the Board appointed David S. Rector as Chairman and principal executive officer of the Company.  Also on or around November 28, 2007, W. Richard Anderson and Edward L. Moses resigned as Directors, leaving Mr. Rector as the sole Director of the Company.

The Company's drilling and rig construction operations are currently idle as Management and the Board of Directors are currently evaluating strategic options in light of changing market conditions and the Company's inability to secure additional financing. The Company is also actively seeking a merger with or an acquisition of an existing operating company as it evaluates financing alternatives and strategic options.

On or around December 17, 2007, the NASDAQ Stock Market informed the Company that all quotations for the Company's securities will be deleted from the Over-The-Counter Bulletin Board (“OTCBB”) effective with the open of business on December 18, 2007 due to its failure to satisfy NASD Rule 6530.  NASDAQ had determined that the Company was late in filing required annual and quarterly financial information three times in two years, and thus was subject to automatic delisting for a period of one year pursuant to Rule 6530.  In the event the Company timely files its periodic reports for a period of one year, and otherwise meets NASDAQ’s listing requirements, the Company may be allowed to quote its securities on the OTCBB once again.  The Company's common shares are currently quoted on the Pink Sheets under the symbol “STDR”.

The Company cancelled an aggregate of 11,000,000 shares of the Company’s common stock and 5,650,000 options held by former employees and consultants of the Company, in connection with the execution of the Releases in October 2007.    To date 10,250,000 shares have been cancelled; the remaining 750,000 common shares will be cancelled in due course.

CURRENT STATUS AS A BLANK CHECK SHELL COMPANY

Since approximately September 2007, after we affected the sale and purchase agreement with Romfor and the Asset Purchase Agreement with PBT Capital Partners, LLC, we have been classified as a "shell company". Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Securities Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets." Additionally, since approximately September 2007, our operations have been classified as a "blank check" company, which is defined as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”) for so long as we are subject to those requirements.

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. Our principal business objective for the next twelve (12) months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of David S. Rector, our sole officer and Director. As of the date of this filing, we have not had any conversations with potential merger or acquisition targets nor have we entered into any definitive agreement with any party. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of us and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our current director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We presently have no employees apart from our sole officer and Director, David S. Rector. Mr. Rector is engaged in outside business activities and as a result, he is unsure of the amount of time he will be able to devote to our business until the acquisition of a successful business opportunity has been consummated.

EMPLOYEES

As of December 31, 2007, our only employee is David Rector who services as the Company’s sole Director, President and Chief Executive Officer.  Mr. Rector currently works for the Company on a part time basis.  We may hire additional employees and/or consultants in the future; however we expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

COMPETITION

If we should resume operations in contract land drilling services, of which we currently have no plans, we face competition from numerous other companies involved in land drilling services.  Many of these land drilling service companies have greater resources than we do and may be better able to offer their products and services at prices lower than we can.

Currently, we face competition from other public companies that have positioned themselves as an acquisition target.  Further, many of the public companies we compete against for acquisition may be more attractive to acquisition candidates.

PATENTS, TRADEMARKS AND LICENSES

We do not currently hold any rights to patents, trademarks or licenses.

GOVERNMENT REGULATION

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impacted our former oil and gas operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.  Management believes that we are in substantial compliance with applicable environmental laws and regulations. To date, we have not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position as we no longer conduct any oil and gas operations. However, if we are deemed not to be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our available cash and liquidity.

ITEM 2. DESCRIPTION OF PROPERTY

OFFICE SPACE

Our primary office space currently occupies approximately 240 square feet of office space, at 1640 Terrace Way, Walnut Creek, California 94597, which we are provided at the home of David Rector, our sole officer and Director, free of charge. Mr. Rector does not have any current plans to cease providing such office space free of charge, nor do we have any current plans to seek an alternative office space arrangement.   Our prior office space was leased under a Lease Agreement, which was assigned to a third party in September 2007 in connection with the Asset Purchase Agreement.

LAND DRILLING RIGS

As of December 31, 2007, the Company no longer owns any completed land drilling rigs or any other property or equipment, as all such rigs, property and equipment were assigned to Romfor Supply Company, Inc. in connection with the purchase agreement and PBT in connection with the Asset Purchase Agreement, described above.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low trading prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board and the Pinksheets trading market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On or around December 17, 2007, the NASDAQ Stock Market informed the Company that all quotations for the Company's securities will be deleted from the OTCBB effective with the open of business on Tuesday, December 18, 2007 due to its failure to satisfy NASD Rule 6530.   The Company's common shares are quoted on the Pinksheets under the symbol “STDR”.

	TRADING PRICES
QUARTER ENDED	HIGH	LOW

December 31, 2007	$0.20	$0.06
September 30, 2007	$0.30	$0.20
June 30, 2007	$0.55	$0.27
March 31, 2007	$1.20	$0.58

December 31, 2006	$1.20	$1.00
September 30, 2006	$0	$0
June 30, 2006	$0	$0
March 31, 2006	$0	$0

We have a total of 110,000,000 shares of stock authorized, of which 100,000,000 are shares of common stock, $0.001 par value and 10,000,000 are shares of preferred stock, $0.001 par value. As of April 9, 2008, the Company had approximately 34,208,880 shares of common stock outstanding held by approximately two hundred nineteen (219) shareholders of record.  To date, the Company has not paid dividends on its common stock.  We have no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, our common stock. We have no outstanding shares of Preferred Stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

In September 2007, former related parties of the Company cancelled 925,000 shares of common stock in connection with the Asset Purchase Agreement.

The Company cancelled an aggregate of  11,000,000 shares of the Company’s common stock and 5,650,000 options held by former employees and consultants of the Company, in connection with the execution of mutual releases by each of these individuals in October through December 2007.  To date 10,250,000 shares have been cancelled; the remaining 750,000 common shares will be cancelled in due course which shares have been included in the number of issued and outstanding shares disclosed throughout this Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

PLAN OF OPERATIONS OVERVIEW

Our current business objective for the next twelve (12) months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve (12) months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately twelve (12) months and beyond will be paid with our current cash and other current assets on hand and through funds raised through other sources, which may not be available on favorable terms, if at all.

During the next twelve (12) months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

We believe we will be able to meet these costs with our current cash on hand and funds we may borrow, and additional amounts, as necessary, to be loaned to or invested in us by our stockholders or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

YEAR ENDED DECEMBER 31, 2007, COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

We commenced our operations and entered into a contract for the construction of three oil drilling rigs in February 2006.  Prior to that time we did not have any significant activities or assets. Consequently, we are not able to compare results of operations for the period from February 14, 2006 (inception) to December 31, 2006 to any earlier period. In September 2007, we determined to seek another line of business and liquidated all of the assets related to the oil drilling rigs. Accordingly, all of the activities related to the drilling rigs have been reclassified as discontinued operations.

Net Sales.

For the period from February 14, 2006 (inception) to December 31, 2006 and for the year ended December 31, 2007 we had no revenues from continuing operations.

General and Administrative Expenses.

For the period from February 14, 2006 (inception) to December 31, 2006, general and administrative expenses from continuing operations were $-0-. During the year ended December 31, 2007 we had $74,854 in general and administrative expenses. The general and administrative expenses were primarily professional fees principally associated with maintaining the Company as a public entity.

Net Loss.

For the period from February 14, 2006 (inception) to December 31, 2006, we had a net loss of $3,624,041.  The net loss is primarily attributable to the discontinued operations from our drilling program. During the year ended December 31, 2007, we had a total net loss of $12,243,213, which included $12,168,359 of net loss from our discontinued operations and $74,854 from our continuing operations.

As of December 31, 2007, we have had only minimal operations, which mainly consisted of searching out potential merger or acquisition targets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash and cash equivalents of $795,436.  We expect to have monthly overhead costs of approximately $25,000 per month for the next twelve months.  Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs including substantial costs for the registration of our securities.  Our future liquidity and our liquidity in the next twelve months depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.

On June 9, 2006, we raised an aggregate of $18,223,000 ($16,488,290 net of offering costs) through the sale of 9,111,500 units in the Company.  Each unit consists of two shares of common stock and one warrant to purchase a share of common stock of Standard Drilling at an exercise price of $1.75 and a term of 2 years.

On November 27, 2006, we entered into an Interim Credit Agreement, effective as of November 20, 2006, with Prentis B. Tomlinson, Jr., the then Chairman and Chief Executive Officer of the Company, as lender, in an initial aggregate principal amount of $1 million (the “Loan”). The initial aggregate principal amount of the Loan was evidenced by a Promissory Note, effective as of November 20, 2006, made by the Company in favor of Mr. Tomlinson. Interest accrued on the outstanding principal amount of the Loan at the rate of 10% per annum, compounded monthly. The outstanding principal amount of the Loan, together with all unpaid accrued interest thereon, was payable upon demand by Mr. Tomlinson.

On September 24, 2007, the Company entered into an Asset Purchase Agreement with PBT Capital Partners, LLC.  PBT Capital Partners, LLC is a private company whose sole shareholder is Prentis B. Tomlinson, Jr., who was our Chairman and Chief Executive Officer at the time we entered into the agreement.  Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC assumed substantially all of our assets and associated and contingent liabilities in order to improve our financial position. The Asset Purchase Agreement created a $600,000 note payable by PBT Capital Partners LLC to us on or before December 31, 2007, which note is described in greater detail above, and remains outstanding as of the filing of this report. In connection with the Asset Purchase Agreement, $833,389 of the amount owed by the Company under the Interim Credit Agreement was forgiven.

To secure the payment and performance of its obligations under the Interim Credit Agreement and the Promissory Note, the Company entered into a Security Agreement, effective as of November 20, 2006, in favor of Mr. Tomlinson, pursuant to which the Company granted Mr. Tomlinson a lien and security interest in and to the Company’s land drilling Rig#1.

CASH FLOW FROM OPERATING ACTIVITIES

For the year ended December 31, 2007, net cash used by operating activities was $18,103,427, primarily attributed to a net loss of $12,243,213 , a decrease in accounts payable of $4,128,557, and accrued expenses of $2,711,385.

CASH FLOW FROM INVESTING ACTIVITIES

For the year December 31, 2007, net cash provided by investing activities was $20,180,968, driven primarily by the liquidation of our investment in fixed assets in connection with the Asset Purchase Agreement described above.

CASH FLOW FROM FINANCING ACTIVITIES

For the year ended December 31, 2007, net cash used by financing activities was $1,334,418, which was attributed to the repayment of notes payable of $1,652,018. During the year ended December 31, 2007, we received net proceeds from stock subscriptions receivable of $317,600.

Future capital expenditures and commitments

As of December 31, 2007, our remaining cash balance will be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2008.  We may need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company.

The actual amount and timing of our capital expenditures may differ materially from our estimates.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we had no off-balance sheet arrangements.

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. Our principal business objective for the next twelve (12) months and beyond, will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently have any commitments from our officer and Director, David Rector and plan to use our current cash on hand to continue our operations until such time as we find a potential merger or acquisition target, of which there can be no assurance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND BUSINESS ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We believe we can continue our business operations for approximately the next two (2) years with our current cash on hand.  We do not anticipate the need for any additional funding to continue our operations for the next twelve (12) months.  We have generated nominal revenues to date, and can make no assurances that the Company will have revenues in the future or be able to raise additional financing. If we are unable to raise the additional funds required for our business activities in the future, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

WE HAVE A LIMITED OPERATING HISTORY AND MINIMAL ASSETS AND HAVE HAD NO OPERATIONS AND GENERATED NO REVENUES SINCE OCTOBER 2003.

We have a limited operating history, and have had no operations since September 2007 and no revenues or earnings from operations since approximately September 2007. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE NOT ELIGIBLE TO SELL OUR SECURITIES PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “BLANK CHECK” COMPANY AND A “SHELL COMPANY”

We are characterized as both a “blank check” company and a “shell company.” The term "blank check company" is defined as a company that is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.  Because we are a “blank check” company, Rule 144 of the Securities Act of 1933, as amended (“Rule 144”) is not available to our shareholders and we are required to comply with additional SEC rules regarding any offerings we may undertake.

Additionally, pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.

As a result of us being a “blank check” company and a “shell company” it will be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Additionally, as we may not ever cease to be a “blank check company” or a “shell company,” investors who hold our securities may be forced to hold such securities indefinitely.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

THE NATURE OF OUR PROPOSED OPERATIONS IS HIGHLY SPECULATIVE.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

THE COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS IS GREAT.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

IT WILL BE IMPRACTICABLE FOR US TO CONDUCT AN EXHAUSTIVE INVESTIGATION PRIOR TO ANY BUSINESS COMBINATION, WHICH MAY LEAD TO A FAILURE TO MEET OUR FIDUCIARY OBLIGATIONS TO OUR SHAREHOLDERS.

Our limited funds and the fact that we currently only have one officer and Director will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By our failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

WE HAVE NO CURRENT AGREEMENTS IN PLACE FOR A BUSINESS COMBINATION OR OTHER TRANSACTION, AND WE CURRENTLY HAVE NO STANDARDS FOR POTENTIAL BUSINESS COMBINATIONS, AND AS A RESULT, OUR MANAGEMENT HAS SOLE DISCRETION REGARDING ANY POTENTIAL BUSINESS COMBINATION.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

ANY FUTURE BUSINESS COMBINATION IS HIGHLY DEPENDENT ON THE ACTIONS OF OUR SOLE OFFICER AND DIRECTOR.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer/director.   Mr. Rector, as our current sole officer and Director, currently has significant control over whether we enter into a merger or acquisition in the future.  As a result, shareholders should keep in mind that they may have little control over what merger or acquisition, if any, we may enter into in the future.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since September 2007, nor have we had any operations since September 2007. We had an accumulated deficit of $15,867,254 as of December 31, 2007 and working capital of $795,436 as of December 31, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE HAVE NOT CONDUCTED ANY MARKET RESEARCH REGARDING ANY POTENTIAL BUSINESS COMBINATIONS.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

WE DO NOT PLAN TO DIVERSIFY OUR OPERATIONS IN THE EVENT OF A BUSINESS COMBINATION.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

ANY BUSINESS COMBINATION WILL LIKELY RESULT IN A CHANGE IN CONTROL AND IN OUR MANAGEMENT.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present shareholders and could therefore result in a change in control of our management.

FEDERAL AND STATE TAXATION RULES COULD ADVERSELY EFFECT ANY BUSINESS COMBINATION WE MAY UNDERTAKE.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

WE MAY BE FORCED TO RELY ON UNAUDITED FINANCIAL STATEMENTS IN CONNECTION WITH ANY BUSINESS COMBINATION.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given; however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We have had no revenues from operations for approximately the past five (5) months. We have had no operations for approximately the past (5) five months. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

Our Certificate of Incorporation, as amended, authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange.  However, investors should keep in mind that we are currently prohibited from quoting our common stock on the Over-The-Counter Bulletin Board until we are able to successfully timely file four consecutive periodic reports.  As such, we provide no assurances that our  common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pinksheets," following any acquisition or merger, and our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock if we are unable to quote our securities and no market for our securities exists. In addition, we would be subject to an SEC rule that, even if we are able to list our securities on one of the markets described above, that if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination. Additionally, there can be no assurances that we will be able to obtain listing on any exchange, the OTC Bulletin Board or maintain our listing on the "pinksheets," which failure could cause our common stock to become worthless.

PRINCIPAL STOCKHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE THEIR SHARES OF COMMON STOCK.

In order to provide control of the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized for the Company to repurchase shares of common stock held by such principal stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

WE HAVE PREFERRED STOCK AUTHORIZED, WHICH PREFERRED STOCK MAY BE ISSUED BY OUR BOARD OF DIRECTORS WITHOUT FURTHER SHAREHOLDER APPROVAL AND WHICH MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT WILL STRAIN OUR LIMITED FINANCIAL AND MANAGEMENT RESOURCES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

WE ARE CURRENTLY BANNED FROM APPLYING FOR QUOTATION ON THE OVER-THE-COUNTER BULLETIN BOARD FOR AT LEAST ONE YEAR.

On or about December 17, 2007, our common stock was removed from quotation on the Over-The-Counter Bulletin Board pursuant to our failure to comply with NASD Rule 6530.  Pursuant to that rule any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (notwithstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. As NASDAQ found that we failed to timely file three periodic reports in a twenty-four (24) month period, we were automatically removed from the OTCBB.  Pursuant to the rule, we are not eligible to be listed on the OTCBB for a period of one-year following our removal, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our periodic filings, our one year ban from the OTCBB will be extended, and we may never be able to quote our securities on the OTCBB.  As a result, our securities may become worthless and we may be forced to curtail or abandon our business plan.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the Company’s common stock may have their ability to sell their shares of the common stock impaired.

ITEM 7. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Standard Drilling, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Standard Drilling, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and from inception on February 14, 2006 through December 31, 2006 and December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Drilling, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and from inception on February 14, 2006 through December 31, 2006 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not established an ongoing source of revenues and has generated operating losses since inception and expects to continue to incur losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 11, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2007	2006
CURRENT ASSETS

Cash and cash equivalents	$795,436	$52,313

Total Current Assets	795,436	52,313

OTHER ASSETS

Notes receivable	600,000	-
Net assets of discontinued operations	-	21,800,193

Total Other Assets	600,000	21,800,193

TOTAL ASSETS	$1,395,436	$21,852,506

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Net liabilities of discontinued operations	-	8,497,520

Total Current Liabilities	-	8,497,520

TOTAL LIABILITIES	-	8,497,520

STOCKHOLDERS' EQUITY

Preferred stock: 10,000,000 shares authorized,
at $0.001 par value; no shares issued	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 45,007,000 and 45,073,000
shares issued and outstanding, respectively	34,207	45,073
Additional paid-in capital	17,228,483	18,026,709
Stock subscriptions receivable	-	(370,000)
Prepaid stock awards	-	(722,755)
Accumulated deficit	(15,867,254)	(3,624,041)

Total Stockholders' Equity	1,395,436	13,354,986

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,395,436	$21,852,506

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
		of the	of the
		Development	Development
		Stage on	Stage on
	For the	February 14,	February 14,
	Year Ended	2006 Through	2006 Through
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative	74,854	-	74,854

Total Operating Expenses	74,854	-	74,854

OPERATING LOSS	(74,854)	-	(74,854)

DISCONTINUED OPERATIONS	(12,168,359)	(3,624,041)	(15,792,400)

LOSS BEFORE INCOME TAXES	(12,243,213)	(3,624,041)	(15,867,254)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(12,243,213)	$(3,624,041)	$(15,867,254)

BASIC AND DILUTED
LOSS PER SHARE	$(0.31)	$(0.11)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	39,640,000	32,521,268

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

					Additional	Stock	Prepaid
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Awards	Deficit	Total
Balance at inception on
February 14, 2006	-	$-	-	$-	$-	$-	$-	$-	$-

Initial capital from founding
shareholders for services rendered	-	-	23,000,000	23,000	-	-	-	-	23,000

Issuance of common stock for cash,
prepaid services, and subscriptions
receivable	-	-	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period from inception
on February 14, 2006 through
December 31, 2006	-	-	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	-	-	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	-	-	317,600	-	-	317,600

Amortization of prepaid services to
paid-in capital	-	-	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	-	-	52,400	-	-	52,400

Common shares cancelled	-	-	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	-	(12,243,213)	(12,243,213)

Balance, December 31, 2007	-	$-	34,207,000	$34,207	$17,228,483	$-	$-	$(15,867,254)	$1,395,436

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
		of the Development	of the Development
		Stage on	Stage on
	For the	February 14, 2006	February 14, 2006
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$(12,243,213)	$(2,089,115)	$(15,867,254)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	446,402	17,939	476,710
Common stock issued for services	-	575,242	575,242
Loss on equity investment	59,146	-	59,146
Gain on disposal of equity instruments	(39,497)	-	(39,497)
Loss on disposal of assets	(476,709)	-	(476,709)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	486,610	-	(197,463)
(Increase) decrease in prepaid expenses	503,776	(29,691)	(219,165)
Decrease in deposits	-	-	5,285
Increase (decrease) in accounts payable	(4,128,557)	987,144	1,303,028
Increase in accrued expenses	(2,711,385)	-	(728,051)

Net Cash Used by Operating Activities	(18,103,427)	(538,481)	(15,108,728)

INVESTING ACTIVITIES

Purchase of oil and gas properties	2,989,933	(1,102,362)	(2,427,507)
Change in fixed assets	8,797,596	(343,946)	1,074,406
Change in deposits on fixed assets	8,974,689	(9,158,022)	671,138
Change in notes receivable	(581,250)	-	(600,000)
Cash paid on equity investment	-	(87,500)	(87,500)

Net Cash Provided (Used) by
Investing Activities	20,180,968	(10,691,830)	(1,369,463)

FINANCING ACTIVITIES

Change in notes payable, net	(1,652,018)	-	-
Cash received on subscriptions receivable	317,600	-	317,600
Sale of common stock for cash	-	15,868,290	16,956,027

Net Cash Provided (Used) by
Financing Activities	(1,334,418)	15,868,290	17,273,627

NET DECREASE IN CASH	743,123	4,637,979	795,436

CASH AT BEGINNING OF PERIOD	52,313	-	-

CASH AT END OF PERIOD	$795,436	$4,637,979	$795,436

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$544	$11,324
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Standard Drilling, a Nevada Corporation, was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies. As of September 30, 2007, the Company ceased all ongoing operations and is evaluating financing alternatives and strategic options.

On September 24, 2007 Standard Drilling, Inc. ( "the Company") entered into an Asset Purchase Agreement with PBT Capital Partners, LLC. Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC assumed substantially all of the Company's assets and associated and contingent liabilities in order to improve the financial position of the Company. As of the effective date of the Asset Purchase Agreement, the Company's existing and contingent liabilities exceeded the value of its assets.

The Asset Purchase Agreement was part of a plan of restructuring which the Company anticipates will allow it raise additional capital and pursue new business opportunities. The Company's Board of Directors will continue to evaluate the Company's strategic options.

PBT Capital Partners, LLC is a private company whose sole shareholder is Prentis B. Tomlinson, Jr., the Company's Chairman and Chief Executive Officer, and is a related party as of the effective date of the transaction. The Asset Purchase Agreement created a $600,000 note receivable from PBT Capital Partners LLC to Standard Drilling, Inc. on or before December 31, 2007. The transaction was approved by the Company's independent directors.

In conjunction with the Asset Purchase Agreement with PBT Capital Partners, LLC, sums owed by the Company under the Interim Credit Agreement, which totaled $833,389 as of September 24, 2007, were forgiven.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception and expects to continue to incur losses through 2008. As of December 31, 2007, the Company has not established an ongoing source of revenues and has generated operating losses since inception and expects to continue to incur losses. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to attain additional financing and/or merge with an existing operating company. There is no assurance that the Company will be able to implement its business plan or obtain adequate financing to fund future operations.

NOTE 3 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments-The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment"  (SFAS 123[R]).  In accordance with SFAS 123[R], option expense of $-0- and $-0- was recognized for the years ended December 31, 2007 and 2006, respectively.  The expense was calculated using the Black-Scholes valuation model.

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2007 and 2006.

STANDARD DRILLING, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents-For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000.  Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had amounts in excess of federally insured limits at December 31, 2007.

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2007	2006
NET LOSS	$(12,243,213)	$(3,624,041)
BASIC LOSS PER COMMON SHARE	$(0.31)	$(0.11)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	39,640,000	32,521,268

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.  Common stock equivalents are excluded from the computation of fully diluted loss per share because they would have been anti-dilutive. The Company has no common stock equivalents outstanding as of December 31, 2007 and 2006.

Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition- The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure

STANDARD DRILLING, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes- The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.
Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$5,365,264	$590,411
Deferred tax liabilities:	-	-
Valuation allowance	(5,365,264)	(590,411)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006
Book Loss from Operations	$(4,774,853)	$(814,755)
Common stock issued for services	-	224,344
Valuation allowance	4,774,853	590,411
	$-	$-

At December 31, 2007, the Company had net operating loss carry forwards of approximately $15,292,012 that may be offset against future taxable income from the year 2024 through 2027.  No tax benefit has been reported in the December 31, 2007financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

STANDARD DRILLING, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements- In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In June 2007, the Financial Accounting Standards Board issued FAS No. 141R, Business Combinations - This Statement implements certain revisions to SFAS 141, including changes to the measurement of purchase consideration, measurement of goodwill, capitalization of in-process research and development, and definition of the acquisition date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this pronouncement had no effect on the Company’s consolidated financial statements.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

STANDARD DRILLING, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 –  SHAREHOLDERS’ EQUITY

Preferred Stock
Standard Drilling is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of December 31, 2007, none of the preferred stock is outstanding.

Common Stock
Standard Drilling is authorized to issue 100,000,000 shares of common stock, par value of $.001 per share. The founding shareholders were issued 23,000,000 shares of common stock for services rendered. On June 9, 2006, Standard Drilling completed a private offering of 9,111,500 units at a price of $2.00 per unit realizing net proceeds after offering costs of $15,868,290. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $1.75 per share for every two shares of common stock the investor purchases in the offering. There were 9,111,500 warrants granted in the offering and the warrants expire two years from purchase. These warrants are valued at $546,690. Standard Drilling recognized fees and expenses related to the offering of $1,734,710. Standard Drilling also granted 1,688,800 warrants at an exercise price of $1.00 per share with the same terms and conditions as those issued in the private offering to the placement agent. These warrants were valued at $101,328.  During the year ended December 31, 2007 the Company cancelled 10,866,000 shares in order to help facilitate corporate restructuring.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

STANDARD DRILLING, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On April 30, 2007, Malone & Bailey, PC was dismissed as the certifying accountant for the Company.

Malone & Bailey, PC had served from the inception of the Company as the certifying accountant for the Company's financial statements. From the date on which Malone & Bailey PC was engaged until the date Malone & Bailey, PC was dismissed, there were no disagreements with Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, PC would have caused Malone & Bailey, PC to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

The Company provided Malone & Bailey PC with a copy of the foregoing disclosure, and has requested that Malone & Bailey PC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure. The Company has incorporated by reference a copy of the letter from Malone & Bailey PC as an exhibit to this report.

 (b) On April 30, 2007, the Company entered into an engagement letter with Moore & Associates, Chartered to assume the role of its new certifying accountant. Moore & Associates, Chartered has been asked to audit the year ended December 31, 2006. During the period from inception and the subsequent interim periods prior to the engagement of Moore & Associates, Chartered, the Company did not consult with Moore & Associates, Chartered with regard to:

 (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

 (ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

 The engagement of the new principal auditor was recommended and approved by the Company's Board of Directors.

 ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review.  Changes in our internal controls over financial reporting occurred in the fourth quarter 2006 that materially affected our internal control over financial reporting.  We attribute all of the identified weaknesses to the formative stage of our organizational development.  We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate.  We are addressing the procedural and control issues by adding more formalized accounting procedures and IT systems to maintain and monitor our Oil and Gas Properties and Reserves.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Item 8A(T).  Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. For fiscal year 2008, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of our director and executive officer. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and director are as follows:

Name	Age	Position

David S. Rector	61	Chief Executive Officer,
		Chief Financial Officer, President, Secretary, Treasurer and Director

DAVID S. RECTOR
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Mr. Rector has served as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director since November 2007.  Mr. Rector has also served as the Chief Executive Officer, President, Principal Accounting Officer, Secretary, and Treasurer of Nano Holdings International, Inc. since April 2004.  Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006, when he resigned as an officer and Director of Nanoscience.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manger of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Additionally, Mr. Rector currently served on the Board of Directors of the following companies as of December 31, 2007:

Name	Director Since
Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
Nano Holdings International, Inc. (OTCBB:NNOH)	April 2004
RXelite, Inc. (OTCBB:RXEI)	October 2007

As a result, the amount of time that Mr. Rector has to devote to our activities may be limited.

Mr. Rector obtained his Bachelors Degree in Business Administration from Murray State University in 1969.

Employment and Consulting Agreements

There are currently no employment or consulting agreements between us and Mr. Rector.

In connection with the October 2007 resignation of Prentis B. Tomlinson, Jr. as the Company’s Chairman and Chief Executive Officer, and the November 2007 resignations of W. Richard Anderson and Edward L. Moses as Directors, the Company terminated the employment agreements of Mr. Tomlinson, Mr. Anderson and Mr. Moses.  Upon termination of these employment agreements, the Company owed no back pay, severance pay, or other compensation to any of these individuals.

Audit Committee

As of the date of this filing, we have no Audit Committee in place nor any immediate plans to form one. However, if or when we are required to maintain an Audit Committee pursuant to the Sarbanes-Oxley Act of 2002, we plan to take steps to comply with such requirement.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, we are of the opinion that David S. Rector is currently subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our officers and Directors (and former officers and Directors) for the last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

David S. Rector (A)	2007	$1,500	-	-	-	-	-	-	$1,500
CEO, CFO, President, Secretary, Treasurer and Director

Prentis B. Tomlinson(1)(B)	2007	-	-	-	-	-	-	-	-
Former CEO and Chairman	2006	$174,998	-	-	(3)	-	-	-	$174,998
	2005	-							-

O. Oliver Pennington, III (1)(C)	2007	-	-	-	-	-	-	-	-
Former CFO	2006	$174,998	-	-	(4)	-	-	-	$174,998
	2005	-	-	-	-	-	-	-	-

Edward L. Moses (1)(D)	2007	$9,000	-	-	-	-	-	-	$9,000
Former President, COO and Director	2006	$174,998	-	-	(5)	-	-	-	$174,988
	2005	-	-	-	-	-	-	-	-

Robert T. Moffett (1)(E)	2007	$114,.223	-	-	-	-	-	-	$114,233
Former Senior Vice President and General Counsel	2006	$156,250	-	-	(6)	-	-	-	$156,250
	2005	-

Michael J. Walker (F)	2007	-	-	-	-	-	-	-	-
Former Vice President of Engineering	2006	$133,333	-	-	(7)	-		-	$133,333
	2005	-

Robert H. Steelhammer(G)	2007	-	-	-	-	-	-	-	-
Former Director

W. Richard Andersen(H)	2007	-	-	-	-	-	-	-	-

Shaun Carter	2006	-	-	-	-	-	-	-	-
Former Chief Executive Officer and Director (2)

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individuals listed above, we have no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(1)	Each executive served for less than a full year in 2006.
(2)	Shaun Carter was the sole officer for Online Holdings, Inc. during 2004, and 2005, and received no compensation during those years. Mr. Carter resigned as an officer and director on September 1, 2006.
(3)
While 4,000,000 options to purchase shares of the Company’s common stock were granted to Mr. Tomlinson in fiscal 2006, such options were cancelled in 2007 in connection with the Company’s entry into the Asset Purchase Agreement (described above) and such option therefore have no value in the table above.

(4)
While 650,000 options to purchase shares of the Company’s common stock were granted to Mr. Pennington in fiscal 2006, such options were cancelled in 2007 in connection with the Company’s entry into the Asset Purchase Agreement (described above) and such option therefore have no value in the table above.

(5)
While 1,250,000 options to purchase shares of the Company’s common stock were granted to Mr. Moses in fiscal 2006, such options were cancelled in 2007 in connection with the Company’s entry into the Asset Purchase Agreement (described above) and such option therefore have no value in the table above.

(6)
While 400,000 options to purchase shares of the Company’s common stock were granted to Mr. Moffett in fiscal 2006, such options were cancelled in 2007 in connection with the Company’s entry into the Asset Purchase Agreement (described above) and such option therefore have no value in the table above.

(7)
While 300,000 options to purchase shares of the Company’s common stock were granted to Mr. Walker in fiscal 2006, such options were cancelled in 2007 in connection with the Company’s entry into the Asset Purchase Agreement (described above) and such option therefore have no value in the table above.

(A) Appointed November 28, 2007.
(B) Resigned on October 9, 2007.
(C) Resigned on April 3, 2007.
(D) Resigned on November 30, 2007.
(E) Resigned on May 3, 2007.
(F) Resigned on April 30, 2007.
(G) Resigned as a Director on March 26, 2007.
(H) Resigned as a Director on November 28, 2007.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

No non-executive members of our Board of Directors currently receive any compensation for any services performed in their capacity as a Director of the Company, however, the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of David S. Rector (our sole executive officer for the year ended December 31, 2007), determines the compensation given to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package currently consists solely of warrants to purchase shares of our common stock and restricted stock awards.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. As such, the Company’s compensation plans moving forward will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans moving forward will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally may consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, including the granting of warrants and/or restricted stock awards as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s officers and employees (if any).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 31, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of
Beneficial Owner	Shares	Percent(1)

David S. Rector	0	0%
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
1640 Terrace Way
Walnut Creek, California 94597

International Capital Advisory Inc.	2,000,000	5.85%
40 Bassano Road Toronto, Ontario, Canada M2N2K1

Kystie Finance Ltd	2,000,000	5.85%
P.O. Box 958
Pasea Estate Road BVI
Town Tortola

Wolverine International Holdings Ltd	2,000,000	5.85%
Rue Barthelemy Menn 8
1205 Geneva, Switzerland

All of the officers and	0	0%
directors as a group (1 person)

(1) Using 34,208,880 shares of common stock issued and outstanding as of April 9, 2008.

Changes In Control

The Company does not currently anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 26, 2007, Mr. Robert H. Steelhammer resigned as a director of the Company. Mr. Steelhammer served on the Audit Committee, the Compensation Committee, Conflicts Committee, as Chairman, and the Nominating and Governance Committee of the Board of Directors. Mr. Steelhammer informed the Company that he was not resigning due to any disagreement with the Company.

On April 3, 2007, our Chief Financial Officer, O. Oliver Pennington, III resigned from the Company to pursue other business opportunities. Mr. Pennington informed the Company that he was not resigning due to any disagreement with the Company.

On April 30, 2007, our Vice President of Drilling Operations, Michael J. Walker resigned from the Company to pursue other business opportunities. Mr. Walker informed the Company that he was not resigning due to any disagreement with the Company.

On May 3, 2007, our Senior Vice President and General Counsel, Robert T. Moffett resigned from the Company to pursue other business opportunities. Mr. Moffett informed the Company that he was not resigning due to any disagreement with the Company.

On September 24, 2007, the Company entered into an Asset Purchase Agreement with PBT Capital Partners, LLC (“PBT”).  PBT is a private company whose sole shareholder is Prentis B. Tomlinson, Jr., who was our Chairman and Chief Executive Officer at the time we entered into the agreement.  Under the terms of the Asset Purchase Agreement, PBT assumed substantially all of our assets and associated and contingent liabilities in return for leaving not less than $839,068 in cash in the Company and providing us a note payable in the amount of $600,000. The $600,000 note payable by PBT to was due on or before December 31, 2007 and guaranteed by Mr. Tomlinson, which note remains outstanding as of the date of this report. In connection with the Asset Purchase Agreement, $833,389 of the amount owed by the Company under the Interim Credit Agreement was forgiven.  Additionally, in connection with the Asset Purchase Agreement, PBT assumed our obligations under our office space lease, our employment agreements with our various officers and Directors and certain severance agreements we entered into with our former officers and Directors.  We retained all of the liabilities relating to the Advisory Consulting Agreement between us and International Capital Advisory, Inc., the Support Services Agreement between us and Petroleum Financial Inc., and the obligation to provide healthcare benefits to David Wilson, our former Manager of Operations under the terms of his severance agreement until February 2009.

In connection with the Asset Purchase Agreement in September and October 2007, we entered into Mutual Releases (the “Releases”) with various of our former officers, Directors and parties who we had previously entered into agreements with, including Romfor West Africa, Ltd., Prentis B. Tomlinson, Jr., our former Chairman and Chief Executive Officer, O. Oliver Pennington, III, our former Vice President and Chief Financial Officer, E.L. Moses, Jr., our former President, Chief Operating Officer and Director, W. Richard Andersen, our former Director, Peter F. Frey, Treasurer, and Daniel A. Drum, our former Vice President of Finance pursuant to which such individuals and entities agreed to release us from any and all known and unknown claims, we agreed to release such parties from any and all known or unknown claims, and such individuals and entities agreed to cancel the shares of common stock and options to acquire shares of common stock which they held in the Company.

In connection with the Company’s entry into the Asset Purchase Agreement with PBT Capital Partners, LLC, Mr. Tomlinson resigned as Chairman and Chief Executive Officer of the Company on October 9, 2007, and the Board appointed Edward L. Moses as Interim Chairman.  Subsequently on November 28, 2007, the Board appointed David S. Rector as Chairman and principal executive officer of the Company.  Also on or around November 28, 2007, W. Richard Anderson and Edward L. Moses resigned as Directors, leaving Mr. Rector as the sole Director of the Company. Upon termination of these employment agreements, the Company owed no back pay, severance pay, or other compensation to any of these individuals, as such severance payments were assigned to PBT in connection with the Asset Purchase.

In September 2007, certain of our former affiliates cancelled an aggregate of 925,000 shares of our common stock.

The Company received for cancellation and return to the treasury, an aggregate 11,000,000 shares of the Company’s common stock and 5,650,000 options held by former employees and consultants of the Company, in connection with the execution of the Releases.  This includes the cancellation of 9,250,000 shares and 4,000,000 options held by Prentis B. Tomlinson, Jr., a former Director and Chief Executive Officer of the Company; 1,000,000 shares and 1,250,000 options held by Edward L. Moses, a former Director of the Company; 200,000 shares and 250,000 options held by Daniel A. Drum, a former employee of the Company; 150,000 share and 150,000 options held by Peter F. Frey, a former employee of the Company; and 400,000 shares held by O. Oliver Pennington, a former Chief Financial Officer of the Company.  Cancellation of 10,250,000 common shares has been effected through December 10, 2007.  To date 10,250,000 share have been cancelled; the remaining 750,000 common shares will be cancelled in due course.    As of April 9, 2008, the Company has 34,208,880 shares of common stock issued and outstanding, which amount includes the 750,000 shares which have not been cancelled to date.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

2.1
Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation, (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2006).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on December 19, 2001).

10.1
Registration Rights Agreement dated June 9, 2006 by and among Standard Drilling, Inc. and the stockholders named therein (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.2	Contract with Romfor West Africa Ltd., effective May 15, 2006 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.3	Standard Drilling, Inc. 2006 Stock Incentive Plan (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.4	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.5	Form of Non-Statutory Stock Option Agreement A (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.6	Form of Non-Statutory Stock Option Agreement B (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.7
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Prentis B. Tomlinson, Jr. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.8
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Edward L. Moses, Jr. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.9
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Robert T. Moffett (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.10
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Michael J. Walker (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.11
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and O. Oliver Pennington, III (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.12	Purchase and Sale Agreement dated June 5, 2007 between Standard Drilling, Inc. and Romfor West Africa.

10.13
Asset Purchase Agreement dated September 24, 2007 between Standard Drilling, Inc. and PBT Capital Partners, LLC (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 11, 2007).

10.14	Resignation letter of Prentis B. Tomlinson Jr. dated October 9, 2007 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 10-QSB filed with the SEC on November 21, 2007).

16.1	Letter from Malone & Bailey, PC (incorporated by reference as exhibit 16.1 to the Company’s report on Form 8-K, filed with the Commission on November 29, 2007).

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

(b) REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the fourth quarter of 2007:

o
The Company filed a report on Form 8-K on November 30, 2007 to report the appointment of David S. Rector as Director and principal executive officer, and the resignation of W. Richard Anderson and Edward L. Moses as Directors.

o
The Company filed a report on Form 8-K on December 14, 2007 to report the NASDAQ Stock Market providing notice that a Panel authorized by the FINRA Board of Governors will determine whether the Company's securities are eligible for continued quotation on the OTCBB under NASD Rules 6530 and 6540, and to report the cancellation of 11,000,000 shares of the Company’s common stock.

o	The Company filed a report on Form 8-K on December 17, 2007 to report the NASDAQ Stock Market providing notice that the company was delisted from the OTCBB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was approximately $14,000 and $12,000, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD DRILLING, INC.

By: /s/ David Rector
David Rector,
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial Officer)
April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Rector David Rector	Chief Executive Officer (Principal Executive Officer),	April 15, 2008
President, Chief Financial Officer
(Principal Accounting Officer),
Treasurer, Secretary and Director