Form 10-Q
period 2008-03-31
Standard Drilling, Inc.
filed 2008-05-15
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number  000-51569

STANDARD DRILLING, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	6770 (Primary Standard Industrial Classification Code Number)	84-1598154 (I.R.S. Employer Identification Number)

1640 Terrace Way, Walnut Creek, California 94597
(Address of principal executive offices)

(925) 938-0406
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

As of May 12, 2008, the issuer had 34,208,880 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD DRILLING, INC.

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

STANDARD DRILLING, INC.
( A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$659,495	$795,436

Total Current Assets	659,495	795,436

OTHER ASSETS

Notes receivable	600,000	600,000

Total Other Assets	600,000	600,000

TOTAL ASSETS	$1,259,495	$1,395,436

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,615	$-

Total Current Liabilities	2,615	-

TOTAL LIABILITIES	2,615	-

STOCKHOLDERS' EQUITY

Common stock; 100,000,000 shares authorized,
at $0.001 par value, 34,207,000 and 34,207,000
shares issued and outstanding, respectively	34,207	34,207
Additional paid-in capital	17,228,483	17,228,483
Accumulated deficit	(16,005,810)	(15,867,254)

Total Stockholders' Equity	1,256,880	1,395,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,259,495	$1,395,436

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
			of the
			Development
			Stage on
	For the Three	For the Three	February 14,
	Months Ended	Months Ended	2006 Through
	March 31,	March 31,	March 31,
	2008	2007	2008
REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative	138,556	-	213,410

Total Operating Expenses	138,556	-	213,410

OPERATING LOSS	(138,556)	-	(213,410)

DISCONTINUED OPERATIONS	-	(1,708,023)	(15,792,400)

LOSS BEFORE INCOME TAXES	(138,556)	(1,708,023)	(16,005,810)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(138,556)	$(1,708,023)	$(16,005,810)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.04)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	34,207,000	45,073,000

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

							Total
			Additional	Stock	Prepaid		Stockholders'
	Common Stock		Paid-In	Subscriptions	Stock	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Awards	Deficit	(Deficit)
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Initial capital from founding
shareholdersfor services rendered	23,000,000	23,000	-	-	-	-	23,000

Issuance of common stock for cash, prepaid services,
and subscriptions
receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period from
inception on February 14,
2006 through December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on
subscriptions receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid
services to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock
subscriptions receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,243,213)	(12,243,213)

Balance, December 31, 2007	34,207,000	34,207	17,228,483	-	-	(15,867,254)	1,395,436

Net loss for the three months
ended March 31, 2008	-	-	-	-	-	(138,556)	(138,556)

Balance, March 31, 2008	34,207,000	$34,207	$17,228,483	$-	$-	$(16,005,810)	$1,256,880

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			of the
			Development
			Stage on
	For the Three	For the Three	February 14,
	Months Ended	Months Ended	2006 Through
	March 31,	March 31,	March 31,
OPERATING ACTIVITIES	2008	2007	2008
Net loss	$(138,556)	$(1,708,023)	$(16,005,810)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	-	255,308	476,710
Common stock issued for services	-	-	575,242
Loss on equity investment	-	-	59,146
Gain on disposal of equity instruments	-	-	(39,497)
Loss on disposal of assets	-	-	(476,709)
Changes in operating assets and liabilities
Increase in accounts receivable	-	289,147	(197,463)
Increase in prepaid expenses	-	269,250	(219,165)
Decrease in deposits	-	5,285	5,285
Change in accounts payable	2,615	1,206,918	1,305,643
Increase in accrued expenses	-	(728,051)	(728,051)

Net Cash Used by Operating Activities	(135,941)	(410,166)	(15,244,669)

INVESTING ACTIVITIES
Purchase of oil and gas properties	-	(2,427,507)	(2,427,507)
Change in fixed assets	-	849,259	1,074,406
Change in deposits on fixed assets	-	671,231	671,138
Change in notes receivable	-	-	(600,000)
Cash paid on equity investment	-	-	(87,500)

Net Cash Used by Investing Activities	-	(907,017)	(1,369,463)

FINANCING ACTIVITIES
Cash received on notes payable	-	944,879	-
Cash received on subscriptions receivable	-	317,600	317,600
Sale of common stock for cash	-	-	16,956,027

Net Cash Provided by Financing Activities	-	1,262,479	17,273,627

NET DECREASE IN CASH	(135,941)	(54,704)	659,495

CASH AT BEGINNING OF PERIOD	795,436	52,313	-

CASH AT END OF PERIOD	$659,495	$(2,391)	$659,495

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$11,324	$11,324
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
Notes to Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF STANDARD DRILLING, INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

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

On September 24, 2007, the Company entered into an Asset Purchase Agreement with PBT Capital Partners, LLC (“PBT”).  PBT is a private company whose sole shareholder is Prentis B. Tomlinson, Jr., who was our Chairman and Chief Executive Officer at the time we entered into the agreement.  Under the terms of the Asset Purchase Agreement, PBT assumed substantially all of our assets and associated and contingent liabilities in return for leaving not less than $839,068 in cash in the Company and providing us a note payable in the amount of $600,000. The $600,000 note payable by PBT to us  is due on or before December 31, 2007 and guaranteed by Mr. Tomlinson, which amount has not been paid to date. In connection with the Asset Purchase Agreement, $833,389 of the amount owed by the Company under the Interim Credit Agreement was forgiven.  Additionally, in connection with the Asset Purchase Agreement, PBT assumed our obligations under our office space lease, our employment agreements with our various officers and Directors and certain severance agreements we entered into with our former officers and Directors.  We retained all of the liabilities relating to the Advisory Consulting Agreement between us and International Capital Advisory, Inc., the Support Services Agreement between us and Petroleum Financial Inc., and the obligation to provide healthcare benefits to David Wilson, our former Manager of Operations under the terms of his severance agreement until February 2009.

In connection with the Asset Purchase Agreement in September and October 2007, we entered into Mutual Releases (the “Releases”) with various of our former officers, Directors and parties who we had previously entered into agreements with, including Romfor West Africa, Ltd., Prentis B. Tomlinson, Jr., our former Chairman and Chief Executive Officer, O. Oliver Pennington, III, our former Vice President and Chief Financial Officer, E.L. Moses, Jr., our former President, Chief Operating Officer and Director, W. Richard Andersen, our former Director, Peter F. Frey, Treasurer, and Daniel A. Drum, our former Vice President of Finance, pursuant to which such individuals and entities agreed to release us from any and all known and unknown claims, we agreed to release such parties from any and all known or known claims, and such individuals and entities agreed to cancel the shares of common stock and options to acquire shares of common stock which they held in the Company.

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

PLAN OF OPERATIONS

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2008, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

NET SALES.

For the three months ended March 31, 2007 and the three months ended March 31, 2008, we had no revenues from continuing operations.  We currently only have limited operations focused solely on the search for a potential merger or acquisition target and do not anticipate generating any revenues until such time as we successfully complete a merger or acquisition, if ever.

GENERAL AND ADMINISTRATIVE EXPENSES.

During the three months ended March 31, 2008 we had $138,556 in general and administrative expenses. For the three months ended March 31, 2007, general and administrative expenses from continuing operations were $-0-. The general and administrative expenses for the three months ended March 31, 2008, were primarily professional fees principally associated with maintaining the Company as a public entity and preparation and filing of the Company’s public filings, payments in connection with our officer and director, health insurance premiums, and consulting fees.

NET LOSS.

During the three months ended March 31, 2008, we had a total net loss of $138,556, which consisted entirely of the $138,556 in general and administrative expenses. For the three months ended March 31, 2007, we had a net loss of $1,708,023.  The net loss was entirely attributable to the discontinued operations from our drilling program.

For the three months ended March 31, 2008, we had had only minimal operations, which mainly consisted of searching out potential merger or acquisition targets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had current assets consisting solely of cash and cash equivalents of $659,495.

We had other assets consisting solely of notes receivable of $600,000 as of March 31, 2008, in connection with the Asset Purchase Agreement entered into on September 24, 2007 (as described in greater detail above) which created a $600,000 note payable by PBT Capital Partners LLC to the Company, which note does not accrue interest and is due on or before December 31, 2007, which note remains outstanding as of the filing of this report.

As of March 31, 2008, we had current liabilities of $2,615, which consisted solely of $2,615 of accounts payable.

As of March 31, 2008, we had working capital of $656,880 and a total accumulated deficit of $16,005,810.

We expect to have monthly overhead costs of approximately $25,000 per month for the next twelve months.  Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs including substantial costs for the registration of our securities.  Our future liquidity and our liquidity in the next twelve months, depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.

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

CASH FLOW FROM OPERATING ACTIVITIES

For the three months ended March 31, 2008, net cash used by operating activities was $135,941, attributable to a net loss of $138,556, offset by a $2,615 increase in accounts payable.

CASH FLOW FROM INVESTING ACTIVITIES

For the three months ended March 31, 2008, we had no net cash provided by investing activities.

CASH FLOW FROM FINANCING ACTIVITIES

For the three months ended March 31, 2008, we had no net cash used by financing activities.

FUTURE CAPITAL EXPENDITURES AND COMMITMENTS

As of March 31, 2008, our remaining cash balance will be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2008.  We may need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company.

The actual amount and timing of our capital expenditures may differ materially from our estimates.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, we had no off-balance sheet arrangements.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

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

ANY FUTURE BUSINESS COMBINATION IS HIGHLY DEPENDENT ON THE ACTIONS OF OUR SOLE OFFICER AND DIRECTOR.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer/director.  David Rector, as our current sole officer and Director, currently has significant control over whether we enter into a merger or acquisition in the future.  As a result, shareholders should keep in mind that they may have little control over what merger or acquisition, if any, we may enter into in the future.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since September 2007, nor have we had any operations since September 2007. We had an accumulated deficit of $16,005,810 as of March 31, 2008 and working capital of $656,880 as of March 31, 2008. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We have had no revenues from operations since September 2007.  We have had no operations since September 2007.  We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT WILL STRAIN OUR LIMITED FINANCIAL AND MANAGEMENT RESOURCES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, for fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

WE ARE CURRENTLY BANNED FROM APPLYING FOR QUOTATION ON THE OVER-THE-COUNTER BULLETIN BOARD FOR AT LEAST ONE YEAR.

On or about December 17, 2007, our common stock was removed from quotation on the Over-The-Counter Bulletin Board pursuant to our failure to comply with NASD Rule 6530.  Pursuant to that rule any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (notwithstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. As NASDAQ found that we failed to timely file three periodic reports in a twenty-four (24) month period, we were automatically removed from the OTCBB.  Pursuant to the rule, we are not eligible to be relisted on the OTCBB for a period of one-year following our removal, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our periodic filings, our one year ban from the OTCBB will be extended, and we may never be able to quote our securities on the OTCBB.  As a result, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2007, former related parties of the Company cancelled 925,000 shares of common stock in connection with the Asset Purchase Agreement.

The Company agreed to cancel an aggregate of  11,000,000 shares of the Company’s common stock and 5,650,000 options held by former employees and consultants of the Company, in connection with the execution of mutual releases by each of these individuals in October through December 2007.  To date 10,250,000 shares have been cancelled; the remaining 750,000 common shares will be cancelled in due course which shares have been included in the number of issued and outstanding shares disclosed throughout this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

10.14	Resignation letter of Prentis B. Tomlinson Jr. dated October 9, 2007 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 10-QSB filed with the SEC on November 21, 2007).

10.15*	Promissory Note with PBT

16.1	Letter from Malone & Bailey, PC (incorporated by reference as exhibit 16.1 to the Company’s report on Form 8-K, filed with the Commission on November 29, 2007).

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD DRILLING, INC.

DATED: May 15, 2008	By: /s/ David Rector
David Rector
Chief Executive Officer