Form 10-Q
period 2008-06-30
Standard Drilling, Inc.
filed 2008-08-14
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, the registrant had 33,458,880 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD DRILLING, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

STANDARD DRILLING, INC.
( A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$661,086	$795,436

Total Current Assets	661,086	795,436

OTHER ASSETS

Notes receivable, net	-	600,000

Total Other Assets	-	600,000

TOTAL ASSETS	$661,086	$1,395,436

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$12,377	$-

Total Current Liabilities	12,377	-

TOTAL LIABILITIES	12,377	-

STOCKHOLDERS' EQUITY

Common stock; 100,000,000 shares authorized,
at $0.001 par value, 34,207,000 and 34,207,000
shares issued and outstanding, respectively	34,207	34,207
Additional paid-in capital	17,872,203	17,228,483
Accumulated deficit	(17,257,701)	(15,867,254)

Total Stockholders' Equity	648,709	1,395,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$661,086	$1,395,436

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations

					From Inception
					of the
					Development
					Stage on
					February 14,
	For the Three Months Ended		For the Six Months Ended		2006 Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	1,251,891	-	1,390,447	-	1,465,301

Total Operating Expenses	1,251,891	-	1,390,447	-	1,465,301

OPERATING LOSS	(1,251,891)	-	(1,390,447)	-	(1,465,301)

OTHER INCOME AND EXPENSE

Other income and expense	-	-	-	-	-
Discontinued operations	-	(966,083)	-	(2,674,116)	(15,792,400)

LOSS BEFORE INCOME TAXES	(1,251,891)	(966,083)	(1,390,447)	(2,674,116)	(17,257,701)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,251,891)	$(966,083)	$(1,390,447)	$(2,674,116)	$(17,257,701)

BASIC AND DILUTED
LOSS PER SHARE	$(0.04)	$(0.02)	$(0.04)	$(0.06)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	34,207,000	45,536,800	34,207,000	45,536,800

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

							Total
			Additional	Stock	Prepaid		Stockholders'
	Common Stock		Paid-In	Subscriptions	Stock	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Awards	Deficit	(Deficit)
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Initial capital from founding shareholders
for services rendered	23,000,000	23,000	-	-	-	-	23,000

Issuance of common stock for cash,
prepaid services, and subscriptions
receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period from inception
on February 14, 2006 through
December 31, 2006	-	-	-	-	-	(3,624,042)	(3,624,042)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,042)	13,354,985

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services to
paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,243,212)	(12,243,212)

Balance, December 31, 2007	34,207,000	34,207	17,228,483	-	-	(15,867,254)	1,395,436

Fair value of options granted and amended	-	-	643,720	-	-	-	643,720

Net loss for the six months
ended June 30, 2008	-	-	-	-	-	(1,390,447)	(1,390,447)

Balance, June 30, 2008	34,207,000	$34,207	$17,872,203	$-	$-	$(17,257,701)	$648,709

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			of the
			Development
			Stage on
			February 14,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
OPERATING ACTIVITIES	2008	2007	2008
Net loss	$(1,390,447)	$(2,674,116)	$(17,257,701)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	-	444,458	476,710
Common stock issued for services	-	-	575,242
Stock options issued for services	643,720	-	643,720
Loss on equity investment	-	531,054	59,146
Gain on disposal of equity instruments	-	-	(39,497)
Loss on disposal of assets	-	-	(476,709)
Changes in operating assets and liabilities
Increase in accounts receivable	600,000	288,718	402,537
Increase in prepaid expenses	-	469,476	(219,165)
Decrease in deposits	-	-	5,285
Change in accounts payable	12,377	(175,156)	1,315,405
Increase in accrued expenses	-	(1,349,820)	(728,051)

Net Cash Used by Operating Activities	(134,350)	(2,465,386)	(15,243,078)

INVESTING ACTIVITIES
Purchase of oil and gas properties	-	-	(2,427,507)
Change in fixed assets	-	2,316,403	1,074,406
Change in deposits on fixed assets	-	720,138	671,138
Change in notes receivable	-	-	(600,000)
Cash paid on equity investment	-	-	(87,500)

Net Cash Used by Investing Activities	-	3,036,541	(1,369,463)

FINANCING ACTIVITIES
Change in notes payable, net	-	(250,447)	-
Cash received on subscriptions receivable	-	317,600	317,600
Sale of common stock for cash	-	-	16,956,027

Net Cash Provided by Financing Activities	-	67,153	17,273,627

NET DECREASE IN CASH	(134,350)	638,308	661,086

CASH AT BEGINNING OF PERIOD	795,436	52,313	-

CASH AT END OF PERIOD	$661,086	$690,621	$661,086

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$11,324	$11,324
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF STANDARD DRILLING, INC. ("STANDARD", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

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

On September 24, 2007, the Company entered into an Asset Purchase Agreement with PBT Capital Partners, LLC (“PBT”).  PBT is a private company whose sole shareholder is Prentis B. Tomlinson, Jr., who was our Chairman and Chief Executive Officer at the time we entered into the agreement.  Under the terms of the Asset Purchase Agreement, PBT assumed substantially all of our assets and associated and contingent liabilities in return for leaving not less than $839,068 in cash in the Company and providing us a note payable in the amount of $600,000. The $600,000 note payable by PBT to us was due on or before December 31, 2007 and guaranteed by Mr. Tomlinson. In connection with the Asset Purchase Agreement, $833,389 of the amount owed by the Company under the Interim Credit Agreement was forgiven.  Additionally, in connection with the Asset Purchase Agreement, PBT assumed our obligations under our office space lease, our employment agreements with our various officers and Directors and certain severance agreements we entered into with our former officers and Directors.  We retained all of the liabilities relating to the Advisory Consulting Agreement between us and International Capital Advisory, Inc., the Support Services Agreement between us and Petroleum Financial Inc., and the obligation to provide healthcare benefits to David Wilson, our former Manager of Operations under the terms of his severance agreement until February 2009.

During the three months ended June 30, 2008, we wrote-off the $600,000 note payable to us by PBT.

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

On or around December 17, 2007, the NASDAQ Stock Market informed the Company that all quotations for the Company's securities would be deleted from the Over-The-Counter Bulletin Board (“OTCBB”) effective with the open of business on December 18, 2007 due to its failure to satisfy NASD Rule 6530.  NASDAQ had determined that the Company was late in filing required annual and quarterly financial information three times in two years, and thus was subject to automatic delisting for a period of one year pursuant to Rule 6530.  In the event the Company timely files its periodic reports for a period of one year, and otherwise meets NASDAQ’s listing requirements, the Company may be allowed to quote its securities on the OTCBB once again, of which there can be no assurance.  The Company's common shares are currently quoted on the Pink Sheets under the symbol “STDR”.

The Company agreed to cancel an aggregate of 11,000,000 shares of the Company’s common stock and options to purchase 5,650,000 shares held by former employees and consultants of the Company, in connection with the execution of the Releases in October 2007.    To date all of the 11,000,000 shares and options to purchase 5,650,000 shares have been cancelled.

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval if possible.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2008, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

NET SALES.

For the three months ended June 30, 2007 and the three months ended June 30, 2008, we had no revenues from continuing operations.  We currently only have limited operations focused solely on the search for a potential merger or acquisition target and do not anticipate generating any revenues until such time as we successfully complete a merger or acquisition, if ever.

GENERAL AND ADMINISTRATIVE EXPENSES.

During the three months ended June 30, 2008, we had $1,251,891 in general and administrative expenses. For the three months ended June 30, 2007, general and administrative expenses from continuing operations were $-0-. The general and administrative expenses for the three months ended June 30, 2008, were primarily due to $643,720 of stock options issued for services in connection with the 1,000,000 options granted to Mr. Rector and the reduction in the purchase price of 10,800,300 warrants to $0.125 per share, as described below under “Unregistered Sales Of Equity Securities And Use Of Proceeds”, as well as professional fees principally associated with maintaining the Company as a public entity and preparation and filing of the Company’s public filings, payments in connection with our officer and director, and health insurance premiums and $600,000 associated with the write-off of $600,000 in notes payable to the Company, described below.

DISCONTINUED OPERATIONS.

We had $0 of loss from discontinued operations for the three months ended June 30, 2008, compared to $966,083 of loss from discontinued operations for the three months ended June 30, 2007, which loss was in connection with our prior drilling operations.

NET LOSS.

During the three months ended June 30, 2008, we had a total net loss of $1,251,891, which consisted entirely of the $1,251,891 in general and administrative expenses. For the three months ended June 30, 2007, we had a net loss of $966,083, which was entirely attributable to the discontinued operations from our former drilling program.

For the three months ended June 30, 2008, we had had only minimal operations, which mainly consisted of searching out potential merger or acquisition targets.

SIX MONTHS ENDED JUNE 30, 2008, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

NET SALES.

For the six months ended June 30, 2007 and the six months ended June 30, 2008, we had no revenues from continuing operations.  We currently only have limited operations focused solely on the search for a potential merger or acquisition target and do not anticipate generating any revenues until such time as we successfully complete a merger or acquisition, if ever.

GENERAL AND ADMINISTRATIVE EXPENSES.

During the six months ended June 30, 2008, we had $1,390,447 in general and administrative expenses. For the six months ended June 30, 2007, general and administrative expenses from continuing operations were $-0-. The general and administrative expenses for the six months ended June 30, 2008, were primarily due to $643,720 of stock options issued for services in connection with the 1,000,000 options granted to Mr. Rector and the reduction in the purchase price of 10,800,300 warrants to $0.125 per share, as described below under “Unregistered Sales Of Equity Securities And Use Of Proceeds”, as well as professional fees principally associated with maintaining the Company as a public entity and preparation and filing of the Company’s public filings, payments in connection with our officer and director, and health insurance premiums and $600,000 associated with the write-off of $600,000 in notes payable to the Company, as decribed below.

DISCONTINUED OPERATIONS.

We had $0 of loss from discontinued operations for the six months ended June 30, 2008, compared to $2,674,116 of loss from discontinued operations for the six months ended June 30, 2007, which loss was in connection with our prior drilling operations.

NET LOSS.

During the six months ended June 30, 2008, we had a total net loss of $1,390,447, which consisted entirely of the $1,390,447 in general and administrative expenses. For the six months ended June 30, 2007, we had a net loss of $2,674,116, which was entirely attributable to the discontinued operations from our drilling program.

For the six months ended June 30, 2008, we had had only minimal operations, which mainly consisted of searching out potential merger or acquisition targets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had current assets consisting solely of cash and cash equivalents of $661,086.

As of June 30, 2008, we had current liabilities of $12,377, which consisted solely of $12,377 of accounts payable.

As of June 30, 2008, we had working capital of $648,709 and a total accumulated deficit of $17,257,701.

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

On September 24, 2007, the Company entered into an Asset Purchase Agreement with PBT Capital Partners, LLC.  PBT Capital Partners, LLC is a private company whose sole shareholder is Prentis B. Tomlinson, Jr., who was our Chairman and Chief Executive Officer at the time we entered into the agreement.  Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC assumed substantially all of our assets and associated and contingent liabilities in order to improve our financial position. The Asset Purchase Agreement created a $600,000 note payable by PBT Capital Partners LLC to us on or before December 31, 2007, which note is described in greater detail above. During the three months ended June 30, 2008, the Company wrote off the $600,000 note. In connection with the Asset Purchase Agreement, $833,389 of the amount owed by the Company under the Interim Credit Agreement was forgiven.

CASH FLOW FROM OPERATING ACTIVITIES

For the six months ended June 30, 2008, net cash used by operating activities was $134,350, attributable to a net loss of $1,390,447, offset by $643,720 of stock options issued for services, which represented the value of the 1,000,000 options granted to Mr. Rector, $600,000 of change in accounts receivable in connection with the write-off of the PBT note, and a $12,377 increase in accounts payable.

FUTURE CAPITAL EXPENDITURES AND COMMITMENTS

As of June 30, 2008, our remaining cash balance will be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2008.  We may however need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company.

The actual amount and timing of our capital expenditures may differ materially from our estimates.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we had no off-balance sheet arrangements.

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

We do not currently have any commitments from our officer and Director, David S. Rector, and plan to use our current cash on hand to continue our operations until such time as we find a potential merger or acquisition target, of which there can be no assurance.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ANY FUTURE BUSINESS COMBINATION IS HIGHLY DEPENDENT ON THE ACTIONS OF OUR SOLE OFFICER AND DIRECTOR.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer/director.  David S. Rector, as our current sole officer and Director, currently has significant control over whether we enter into a merger or acquisition in the future.  As a result, shareholders should keep in mind that they may have little control over what merger or acquisition, if any, we may enter into in the future.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception, and have not generated any revenues since September 2007, nor have we had any operations since September 2007. We had an accumulated deficit of $17,257,701 as of June 30, 2008 and working capital of $648,709 as of June 30, 2008. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

OUR SOLE OFFICER AND DIRECTOR DOES NOT HAVE MAJORITY VOTING CONTROL OF THE COMPANY AND AS A RESULT, ANY POTENTIAL MERGER OR ACQUISITION TRANSACTION COULD BE SUBJECT TO SHAREHOLDER APPROVAL.

As our sole officer and Director does not hold a majority of our outstanding voting shares, in the event we enter into a merger or acquisition transaction which requires shareholder approval, it may be difficult and/or time consuming for us to obtain such shareholder approval since we will need to file a proxy statement with the Securities and Exchange Commission, formally mail the proxy statement to our shareholders and hold a shareholders meeting to approve such proposed transaction.  Consequently, any proposed acquisition or merger may be delayed by our need to obtain shareholder approval.  Furthermore, our shareholders may not agree to the terms and conditions of such proposed transaction and as a result, the value of our securities, if any, may decline in value and/or become worthless.

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

WE ARE CURRENTLY BANNED FROM APPLYING FOR QUOTATION ON THE OVER-THE-COUNTER BULLETIN BOARD FOR AT LEAST ONE YEAR.

On or about December 17, 2007, our common stock was removed from quotation on the Over-The-Counter Bulletin Board pursuant to our failure to comply with NASD Rule 6530.  Pursuant to that rule, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (notwithstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. As NASDAQ found that we failed to timely file three periodic reports in a twenty-four (24) month period, we were automatically removed from the OTCBB.  Pursuant to the rule, we are not eligible to be relisted on the OTCBB for a period of one-year following our removal, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our periodic filings, our one year ban from the OTCBB will be extended, and we may never be able to quote our securities on the OTCBB.  As a result, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2008, the Company’s Board of Directors approved the reduction of the purchase price of all warrants issued by the Company to date, totaling warrants to purchase an aggregate of 10,800,300 common shares of the Company from $1.75 per share in connection with 9,111,500 warrants and from $1.00 per share in connection with 1,688,800 warrants to $0.125 per share, while extending the exercise period from June 9, 2008 until June 9, 2010.  The Company also revised the acceleration term for the acceleration of the termination of the term of the warrants which will lapse in the event the common stock of the Company trades at $0.25 per share for a trading period of 20 days following notice to the warrant holders.

In September 2007, former related parties of the Company cancelled 925,000 shares of common stock in connection with the Asset Purchase Agreement.

The Company agreed to cancel an aggregate of 11,000,000 shares of the Company’s common stock and options to purchase 5,650,000 shares held by former employees and consultants of the Company, in connection with the execution of mutual releases by each of these individuals in October through December 2007.  To date all 11,000,000 shares and options to purchase 5,650,000 shares have been cancelled.

On or about June 19, 2008, the Board of Directors of the Company approved the issuance of options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share for (5) five years to the Company’s President and Chief Executive Officer, David S. Rector.  The Company issued the options as consideration for services rendered to the Company by Mr. Rector.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

2.1
Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation, (incorporated by reference from Exhibit 2.1 to the Form 8-K filed with the SEC on July 27, 2006).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 8-K filed with the SEC on September 6, 2006).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on December 19, 2001).

10.1
Registration Rights Agreement dated June 9, 2006 by and among Standard Drilling, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on September 6, 2006).

10.2	Contract with Romfor West Africa Ltd., effective May 15, 2006 (incorporated by reference from Exhibit 10.2 to the Form 8-K filed with the SEC on September 6, 2006).

10.3	Standard Drilling, Inc. 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the Form 8-K filed with the SEC on September 6, 2006).

10.4	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.4 to the Form 8-K filed with the SEC on September 6, 2006).

10.5	Form of Non-Statutory Stock Option Agreement A (incorporated by reference from Exhibit 10.5 to the Form 8-K filed with the SEC on September 6, 2006).

10.6	Form of Non-Statutory Stock Option Agreement B (incorporated by reference from Exhibit 10.6 to the Form 8-K filed with the SEC on September 6, 2006).

10.7
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Prentis B. Tomlinson, Jr. (incorporated by reference from Exhibit 10.7 to the Form 8-K filed with the SEC on September 6, 2006).

10.8	Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Edward L. Moses, Jr. (incorporated by reference from Exhibit 10.8 to the Form 8-K filed with the SEC on September 6, 2006).

10.9	Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Robert T. Moffett (incorporated by reference from Exhibit 10.9 to the Form 8-K filed with the SEC on September 6, 2006).

10.10	Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and Michael J. Walker (incorporated by reference from Exhibit 10.10 to the Form 8-K filed with the SEC on September 6, 2006).

10.11
Employment Agreement dated July 27, 2006 between Standard Drilling, Inc. and O. Oliver Pennington, III (incorporated by reference from Exhibit 10.11 to the Form 8-K filed with the SEC on September 6, 2006).

10.12	Purchase and Sale Agreement dated June 5, 2007 between Standard Drilling, Inc. and Romfor West Africa.

10.13
Asset Purchase Agreement dated September 24, 2007 between Standard Drilling, Inc. and PBT Capital Partners, LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2007).

10.15	Promissory Note with PBT (incorporated by reference from Exhibit 10.15 to the Form 10-Q, filed with the SEC on May 15, 2008).

16.1	Letter from Moore & Associates, Chartered (incorporated by reference from Exhibit 16.1 to the Form 8-K, filed with the SEC on November 29, 2007).

17.1	Resignation letter of Prentis B. Tomlinson Jr. dated October 9, 2007 (incorporated by reference from Exhibit 10.14 to the Form 10-QSB filed with the SEC on November 21, 2007).

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD DRILLING, INC.

DATED: August 14, 2008	By: /s/ David S. Rector
David S. Rector
Chief Executive Officer