Form 10-Q
period 2008-09-30
Standard Drilling, Inc.
filed 2008-11-19
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-51569

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

As of November 13, 2008, the registrant had 33,458,880 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD DRILLING, INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$565,285	$795,436

Total Current Assets	565,285	795,436

OTHER ASSETS

Notes receivable	-	600,000

Total Other Assets	-	600,000

TOTAL ASSETS	$565,285	$1,395,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,292	$-

Total Current Liabilities	5,292	-

TOTAL LIABILITIES	5,292	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 100,000,000 shares authorized,
at $0.001 par value, 34,207,000 and 34,207,000
shares issued and outstanding, respectively	34,207	34,207
Additional paid-in capital	17,872,203	17,228,483
Accumulated deficit	(17,346,417)	(15,867,254)

Total Stockholders' Equity (Deficit)	559,993	1,395,436

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$565,285	$1,395,436

The accompanying condensed notes are an integral part of these interim financial statements.

STANDARD DRILLING, INC.
Statements of Operations
(Unaudited)

					From Inception
					of the
					Development
					Stage on
	For the Three		For the Nine		February 14,
	Months Ended		Months Ended		2006 Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES - Drilling	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	88,716	74,854	1,479,163	74,854	1,552,725

Total Operating Expenses	88,716	74,854	1,479,163	74,854	1,552,725

OPERATING LOSS	(88,716)	(74,854)	(1,479,163)	(74,854)	(1,552,725)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-	-	-

Total Other Income

(Expense)	-	-	-	-	-

LOSS BEFORE
DISCONTINUED
OPERATIONS	(88,716)	(74,854)	(1,479,163)	(74,854)	(1,552,725)

Loss from Discontinued
Operations	-	(9,599,797)	-	(12,273,913)	(15,792,400)

NET LOSS	$(88,716)	$(9,674,651)	$(1,479,163)	$(12,348,767)	$(17,345,125)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.21)	$(0.04)	$(0.27)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	34,207,000	45,536,800	34,207,000	45,536,800

The accompanying condensed notes are an integral part of these interim financial statements.

STANDARD DRILLING, INC.
Statements of Stockholders' Equity (Deficit)

			Additional	Stock	Prepaid	Retained
	Common Stock		Paid-In	Subscriptions	Stock	Earnings
	Shares	Amount	Capital	Receivable	Awards	(Deficit)

Balance at inception on February 14, 2006	-	$-	$-	$-	$-	$-

Initial capital from founding shareholders
for services rendered	23,000,000	23,000	-	-	-	-

Issuance of common stock for cash, prepaid
services, and subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-

Net loss for the period from inception
on February 14, 2006 through
December 31, 2006	-	-	-	-	-	(3,624,042)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,042)

Cash received on subscriptions receivable	-	-	-	317,600	-	-

Amortization of prepaid services to paid-in capital	-	-	(742,472)	-	722,755	-

Write-off of stock subscriptions receivable	-	-	-	52,400	-	-

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-

Net loss for the year ended

December 31, 2007	-	-	-	-	-	(12,243,212)

Balance, December 31, 2007	34,207,000	34,207	17,228,483	-	-	$(15,867,254)

Fair value of options granted and amended (unaudited)	-	-	643,720	-	-	-

Net loss for the nine months ended
September 30, 2008 (unaudited)						(1,479,163)

Balance, September 30, 2008 (unaudited)	34,207,000	$34,207	$17,872,203	$-	$-	$(17,346,417)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
Statements of Cash Flows
(Unaudited)

			From Inception
			of the Development
			Stage on
	For the Nine	For the Nine	February 14, 2006
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,479,163)	$(12,348,767)	$(17,346,417)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	-	446,402	476,710
Common stock issued for services	643,720	-	1,218,962
Loss on equity investment	-	59,146	59,146
Gain on disposal of equity instruments	-	(39,497)	(39,497)
Loss on disposal of assets	-	(476,709)	(476,709)
Changes in operating assets and liabilities
Increase in accounts receivable	600,000	486,610	402,537
Increase in prepaid expenses	-	488,415	(219,165)
Decrease in deposits	-	-	5,285
Change in accounts payable	5,292	(3,963,900)	1,308,320
Increase in accrued expenses	-	(2,711,385)	(728,051)

Net Cash Used by Operating Activities	(230,151)	(18,059,685)	(15,338,879)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of oil and gas properties	-	2,989,933	(2,427,507)
Change in fixed assets	-	8,797,596	1,074,406
Change in deposits on fixed assets	-	8,974,689	671,138

Change in notes receivable	-	(581,250)	(600,000)
Cash paid on equity investment	-	-	(87,500)

Net Cash Used by Investing Activities	-	20,180,968	(1,369,463)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in notes payable, net	-	(1,652,018)	-
Cash received on subscriptions receivable	-	317,600	317,600
Sale of common stock for cash	-	-	16,956,027

Net Cash Provided by Financing Activities	-	(1,334,418)	17,273,627

NET DECREASE IN CASH	(230,151)	786,865	565,285

CASH AT BEGINNING OF PERIOD	795,436	52,313	-

CASH AT END OF PERIOD	$565,285	$839,178	$565,285

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$544	$11,324
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF STANDARD DRILLING, INC. ("STANDARD", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2008.

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

During the three months ended June 30, 2008, we wrote-off the $600,000 note payable to us by PBT, which write off is reflected in our financials for the nine months ended September 30, 2008.

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

The analysis of new business opportunities will be undertaken by or under the supervision of David S. Rector, our sole officer and Director. As of the date of this filing, we have not had any conversations with potential merger or acquisition targets nor have we entered into any definitive agreement with any party. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

NET SALES.

For the three months ended September 30, 2007 and the three months ended September 30, 2008, we had no revenues from continuing operations.  We currently only have limited operations focused solely on the search for a potential merger or acquisition target and do not anticipate generating any revenues until such time as we successfully complete a merger or acquisition, if ever.

GENERAL AND ADMINISTRATIVE EXPENSES.

During the three months ended September 30, 2008, we had $88,716 in general and administrative expenses, compared to general and administrative expenses of $74,854 for the three months ended September 30, 2007, an increase of $13,862 or 18.5% from the prior period.  The main reason for the increase in general and administrative expenses for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, was due to legal and accounting fees associated with our ongoing public reporting filings.

DISCONTINUED OPERATIONS.

We had $0 of loss from discontinued operations for the three months ended September 30, 2008, compared to $9,599,797 of loss from discontinued operations for the three months ended September 30, 2007, which loss was in connection with our prior drilling operations.  We had no loss from discontinuing operations for the three months ended September 30, 2008, as we had no drilling operations during the three months ended September 30, 2008, as such operations ceased in approximately September 2007.

NET LOSS.

During the three months ended September 30, 2008, we had a total net loss of $88,716, compared to net loss of $9,674,651 for the three months ended September 30, 2007, a decrease in net loss of $9,585,935 from the prior period, which decease is attributable to the $9,599,797 decrease in loss from discontinued operations, and the $13,862 or 18.5% increase in general and administrative expenses.

For the three months ended September 30, 2008, we had had only minimal operations, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses and minimal fees associated with searching out potential merger or acquisition targets.

NINE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

NET SALES.

For the nine months ended September 30, 2007 and the nine months ended September 30, 2008, we had no revenues from continuing operations.  We currently only have limited operations focused solely on the search for a potential merger or acquisition target and do not anticipate generating any revenues until such time as we successfully complete a merger or acquisition, if ever.

GENERAL AND ADMINISTRATIVE EXPENSES.

During the nine months ended September 30, 2008, we had $1,479,163 in general and administrative expenses, compared to general and administrative expenses of $74,854 for the nine months ended September 30, 2007, an increase of $1,404,309 from the prior period.  The increase in general and administrative expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due to certain expenses we incurred during the nine months ended September 30, 2008 that were not represented during the nine months ended September 30, 2007, including $643,720 of stock options issued for services in connection with the 1,000,000 options granted to Mr. Rector and the reduction in the purchase price of 10,800,300 warrants to $0.125 per share, as described below under “Unregistered Sales Of Equity Securities And Use Of Proceeds”, as well as professional fees principally associated with maintaining the Company as a public entity and preparation and filing of the Company’s public filings, payments in connection with our officer and director, and health insurance premiums and $600,000 associated with the write-off of $600,000 in notes payable to the Company, as described below.

DISCONTINUED OPERATIONS.

We had $0 of loss from discontinued operations for the nine months ended September 30, 2008, compared to $12,273,913 of loss from discontinued operations for the nine months ended September 30, 2007, which loss was in connection with our prior drilling operations.  We had no loss from discontinuing operations for the nine months ended September 30, 2008, as we had no drilling operations during the nine months ended September 30, 2008, as such operations ceased in approximately September 2007.

NET LOSS.

During the nine months ended September 30, 2008, we had a total net loss of $1,479,163, compared to net loss of $12,348,767 for the nine months ended September 30, 2007, a decrease in net loss of $10,869,604 or 88.0% from the prior period, which decease is attributable to the $12,273,913 decrease in loss from discontinued operations, offset by the $1,404,309 increase in general and administrative expenses.

For the nine months ended September 30, 2008, we had had only minimal operations, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses and minimal fees associated with searching out potential merger or acquisition targets.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had current assets consisting solely of cash and cash equivalents of $565,285.

As of September 30, 2008, we had current liabilities of $5,292, which consisted solely of $5,292 of accounts payable.

As of September 30, 2008, we had working capital of $559,993 and a total accumulated deficit of $17,346,417.

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

CASH FLOW FROM OPERATING ACTIVITIES

For the nine months ended September 30, 2008, net cash used by operating activities was $230,151, attributable to a net loss of $1,479,163, offset by $643,720 of stock options issued for services, which represented the value of the 1,000,000 options granted to Mr. Rector, $600,000 of change in accounts receivable in connection with the write-off of the PBT note, and a $5,292 increase in accounts payable.

FUTURE CAPITAL EXPENDITURES AND COMMITMENTS

As of September 30, 2008, our remaining cash balance will be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2008 and through 2009.  We may however need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company.

The actual amount and timing of our capital expenditures may differ materially from our estimates.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we had no off-balance sheet arrangements.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Additionally, pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year following any sale; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception, and have not generated any revenues since September 2007, nor have we had any operations since September 2007. We had an accumulated deficit of $17,346,417 as of September 30, 2008 and working capital of $559,993 as of September 30, 2008. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

WE DO NOT PLAN TO DIVERSIFY OUR OPERATIONS IN THE EVENT OF A BUSINESS COMBINATION.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

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

ANY BUSINESS COMBINATION WILL LIKELY RESULT IN A CHANGE IN CONTROL AND IN OUR MANAGEMENT.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholders to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

SHAREHOLDERS WILL LIKELY INCUR A REDUCTION OF THEIR PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION.

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

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

Our Certificate of Incorporation, as amended, authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS; OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange.  However, investors should keep in mind that we are currently prohibited from quoting our common stock on the Over-The-Counter (“OTC”) Bulletin Board until we are able to successfully timely file four consecutive periodic reports.  As such, we provide no assurances that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pinksheets," following any acquisition or merger, and our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock if we are unable to quote our securities and no market for our securities exists. In addition, we would be subject to an SEC rule that, even if we are able to list our securities on one of the markets described above, that if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect our liquidity. This would also make it more difficult for us to raise additional capital following a business combination. Additionally, there can be no assurances that we will be able to obtain listing on any exchange, the OTC Bulletin Board or maintain our listing on the "pinksheets," which failure could cause our common stock to become worthless.

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

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

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

WE ARE CURRENTLY BANNED FROM APPLYING FOR QUOTATION ON THE OVER-THE-COUNTER BULLETIN BOARD.

On or about December 17, 2007, our common stock was removed from quotation on the Over-The-Counter Bulletin Board (“OTCBB”) pursuant to our failure to comply with NASD Rule 6530.  Pursuant to that rule, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (notwithstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. As NASDAQ found that we failed to timely file three periodic reports in a twenty-four (24) month period, we were automatically removed from the OTCBB.  Pursuant to the rule, we are not eligible to be relisted on the OTCBB for a period of one-year following our removal, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our periodic filings, our one year ban from the OTCBB will be extended, and we may never be able to quote our securities on the OTCBB.  As a result, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

STANDARD DRILLING, INC.

DATED: November 19, 2008	By: /s/ David S. Rector
David S. Rector
Chief Executive Officer