Form 10-K
period 2008-12-31
Standard Drilling, Inc.
filed 2009-03-25
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-51569

STANDARD DRILLING, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1598154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Terrace Way, Walnut Creek, CA	94597
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(925) 938-0406

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [√] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $3,052,254 on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   33,458,880 shares of common stock are issued and outstanding as of March 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

STANDARD DRILLING, INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to consummate the acquisition of an operating entity and/or assets, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “Standard Drilling", "we"", "our", the "Company" and similar terms refer to Standard Drilling, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2008” refers to the year ended December 31, 2008 and “2007” refers to the year ended December 31, 2007.

PART I

ITEM 1.                                DESCRIPTION OF BUSINESS.

Following the September 2007 transactions with Romfor West Africa and PBT Capital Partners, LLC, both of which are described later in this section under “Our History,” we do not have any business or operations and are considered a "shell" company under Federal securities laws.  We are actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.  We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors.  Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. David S. Rector, our Chief Executive Officer, who may not be considered a professional business analyst.  Mr. Rector will be the key person in the search, review and negotiation with potential acquisition or merger candidates.  We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of Mr. Rector and legal counsel or by our stockholders.  In analyzing prospective business opportunities, we will consider such matters as:

•	the available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research, development, or exploration;
•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition of acceptance of products, services, or trades; name identification; and
•	other relevant factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the United States Securities and Exchange Commission which is presently four business days from the closing date of the transaction.  This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our stockholders.

We will not restrict our search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.  However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.  We anticipate that we will incur nominal expenses in the implementation of our business plan which will be funded from our current working capital.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business.  On the consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of our company.  In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company.  Until such time as this occurs, we will not attempt to register any additional securities.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

Employees

As of March 2, 2009, we had one employee, Mr. Rector, our Chief Executive Officer.  Mr. Rector is involved in other business activities and devotes his time and attention to our business on a part-time basis as needed.

Our History

We were originally formed as a Nevada corporation on July 27, 2001, under the name Online Holdings, Inc.  Subsequently on September 1, 2006, pursuant to an Agreement and Plan of Merger dated July 24, 2006 by and among our company, Standard Drilling Acquisition Co., a Delaware corporation (“Standard Drilling Acquisition”), and Standard Drilling, Inc., a Delaware corporation (“Standard Drilling Delaware”), Standard Drilling Acquisition was merged with and into Standard Drilling Delaware, and Standard Drilling Delaware became our wholly-owned subsidiary. As a result of the merger, our company, which previously had no material operations, acquired the business of Standard Drilling Delaware.  In conjunction with the merger, we changed our name to Standard Drilling, Inc.

Upon the consummation of the merger each outstanding share of common stock of Standard Drilling Delaware was converted into one share of our common stock.  All outstanding options and warrants to purchase common stock of Standard Drilling Delaware were assumed by us and converted into options and warrants to purchase an equal number of shares of our common stock on the same terms and conditions.  The merger resulted in a change of control of our company, with the former security holders of Standard Drilling Delaware owning approximately 91.4% of the our outstanding common stock, or approximately 94% assuming the exercise of all outstanding options and warrants, following the closing of the merger.

In the merger, we exchanged 41,223,000 shares of our common stock for 41,223,000 shares of common stock of Standard Drilling Delaware and reserved for issuance:

•	10,800,300 shares of common stock pursuant to outstanding warrants to purchase common stock of Standard Drilling Delaware that were assumed by us, and
•
8,520,000 shares of common stock pursuant to outstanding options to purchase common stock of Standard Drilling Delaware pursuant to the Standard Drilling, Inc. 2006 Stock Incentive Plan that were assumed by us.

In connection with the merger, Standard Drilling Delaware paid us $60,000 as a deposit pursuant to the Merger Agreement. A condition to the merger was an agreement by our then principal stockholder to cancel, immediately prior to the merger, 20,000,000 outstanding shares of our common stock that had been issued to the principal stockholder.  In consideration of such cancellation, we paid the principal stockholder $60,000, and Standard Drilling Delaware recognized recapitalization expense of $60,000. Our then principal stockholder also assumed our net liabilities.

Following this transaction, we were organized to provide contract land drilling services to independent and major oil and gas exploration and production companies.  We constructed, owned and operated land drilling rigs.

On June 5, 2007, we entered into a purchase and sale agreement with Romfor West Africa, a subsidiary of Romfor Supply Company, Inc. ("Romfor") to sell our sole, completed 1,500 horsepower land-drilling rig ("Rig 1") for a gross purchase price of $7,800,000.  At the time of the signing of the purchase and sale agreement, Romfor was our largest individual creditor and Rig 1 represented substantially all of our assets. The purchase and sale agreement for Rig 1 closed on September 24, 2007.

On September 24, 2007, we also entered into an Asset Purchase Agreement with PBT Capital Partners, LLC (“PBT”), a private company whose sole shareholder is Prentis B. Tomlinson, Jr., who was our Chairman and Chief Executive Officer at the time we entered into the agreement.  Under the terms of the Asset Purchase Agreement, PBT assumed substantially all of our assets and associated and contingent liabilities in return for leaving not less than $839,068 in cash in our company and providing us a note payable in the amount of $600,000 which was due on or before December 31, 2007 and guaranteed by Mr. Tomlinson.  In connection with the Asset Purchase Agreement, $833,389 of the amount owed by us under an interim credit agreement was forgiven and we transferred all of the shares of our former wholly-owned subsidiary, Standard E& P, Inc., to PBT.  Additionally, in connection with the Asset Purchase Agreement, PBT assumed our obligations under our office space lease, our employment agreements with our various officers and directors and certain severance agreements we entered into with our former officers and directors.  We retained all of the liabilities relating to the Advisory Consulting Agreement between us and International Capital Advisory, Inc., the Support Services Agreement between us and Petroleum Financial Inc., and the obligation to provide healthcare benefits to David Wilson, our former Manager of Operations under the terms of his severance agreement until February 2009.

In connection with the Asset Purchase Agreement with PBT, in September 2007 and October 2007, we entered into mutual releases with various of our former officers, directors and parties who we had previously entered into agreements with, including:

•	Romfor West Africa, Ltd.
•	Prentis B. Tomlinson, Jr., our former Chairman and Chief Executive Officer,
•	O. Oliver Pennington, III, our former Vice President and Chief Financial Officer,
•	E.L. Moses, Jr., our former President, Chief Operating Officer and director,
•	W. Richard Andersen, our former director,
•	Peter F. Frey, Treasurer, and
•	Daniel A. Drum, our former Vice President of Finance.

Pursuant to these mutual releases these individuals and entities agreed to release us from any and all known and unknown claims, we agreed to release such parties from any and all known or known claims, and such individuals and entities agreed to cancel an aggregate of 11,000,000 shares of our common stock and options to purchase 5,650,000 shares of our common stock.

In connection with the Asset Purchase Agreement with PBT, Mr. Tomlinson resigned as our Chairman and Chief Executive Officer, and the Board appointed Mr. Edward L. Moses as Interim Chairman.  Subsequently on November 28, 2007, the Board appointed Mr. David S. Rector as our Chairman and principal executive officer.  Also on or around November 28, 2007, Messrs. W. Richard Anderson and Edward L. Moses resigned as directors, leaving Mr. Rector as our sole director.

In October 2008 we entered into a letter agreement with PBT and Mr. Tomlinson pursuant to which PBT was to place $233,425 in escrow on or before December 31, 2008.  These funds were to be applied to the payment of any failure to drill penalties which were accrued by us as of the date of the Asset Purchase Agreement in September 2007 under leases which were included in the assets acquired by PBT if and to the extent any claim was made against us within 18 months from the date of the letter agreement.  In the event a valid claim was made against us, Mr. Tomlinson agreed to also immediately pay approximately $223,000 on our behalf.  The October 2008 letter agreement also contained representations and warranties from PBT that all failure to drill penalties resulting from other lease which was part of the assets acquired by PBT has been extinguished or released and that all liabilities under various employment agreements have also been extinguished or released together with an affirmative undertaking by PBT to provide us with written evidence of these releases.  Finally, the letter agreement contained an obligation of PBT to pay various property taxes totaling approximately $186,000 on our behalf related to assets acquired by it, as well as paying approximately $4,300 to a third party for other services rendered prior to the closing of the Asset Purchase Agreement and an affirmative undertaking by PBT to provide us with written evidence of these payments.  In consideration of these actions we agreed to cancel the $600,000 promissory note due us by PBT which was then in default.  PBT has not deposited the funds in escrow as required nor have they provided us with any of the releases or evidences of payment as required by the October 2008 letter agreement.  Accordingly, PBT is currently in default under the terms of this letter agreement.  During 2008, we wrote-off the $600,000 note payable to us by PBT as the collection of the amount was deemed unlikely.  The accounting treatment for the debt does not impact any legal rights we have against PBT and Mr. Tomlinson.  We are evaluating remedies we have against PBT and Mr. Tomlinson in the event there is not a satisfactory resolution to these matters.

ITEM 1.A                      RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $17.4 million as of December 31, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Following the transactions with Romfor West Africa and PBT which are described earlier in this section, our operating expenses are minimal and will be funded from our existing working capital.  However, we anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate a business combination within a reasonable period of time, we may not have sufficient resources to continue meeting our reporting obligations with the Securities and Exchange Commission or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

We currently do not have an operating business, but also do not intend to pursue a course of complete liquidation and dissolution, and accordingly, the value of your shares may decrease.

We currently do not have any operating business.  We continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Our sole officer and director does not devote all of his time and attention to our business.

Mr. Rector, who serves as our sole officer and director, devotes only approximately 20% of his time to the business and affairs of our company.  Because Mr. Rector is primarily responsible for the identification and consummation of an acquisition of an operating company for us, we are materially dependent upon his efforts on our part.  It is possible that because he does not spend his full time and efforts on our behalf that it may take longer to identify and close an acquisition of an operating company than if he was employed by us on a full-time basis.

We may not be able to identify or fully capitalize on any appropriate business opportunities.

We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

•	competition from other potential acquirors and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;
•
in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and

•	the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Our common stock was removed from quotation on the OTC Bulletin Board because of our failure to timely file various reports with the Securities and Exchange Commission.

In December 2007 our common stock was determined to no longer be eligible for quotation on the OTC Bulletin Board as a result of our failure to comply with Financial Industry Regulatory Association (FINRA) Rule 6530.  Under FINRA Rule 6530, which is informally known as the "Three Strikes Rule", a FINRA member is prohibited from quoting securities of an OTC Bulletin Board issuer such as our company if the issuer either fails to timely file these reports or is otherwise delinquent in the filing requirements three times in the prior two year period or if the issuer's common stock has been removed from quotation on the OTC Bulletin Board twice in that two year period.  As a result, our common stock is now quoted on the Pink Sheets.  Pink Sheets offers a quotation service to companies that are unable to list their securities on an exchange or for companies, such as ours, whose securities are not eligible for quotation on the OTC Bulletin Board.  The requirements for quotation on the Pink Sheets are considerably lower and less regulated than those of the OTC Bulletin Board or an exchange.  Because our common stock is quoted on the Pink Sheets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which further adversely impacts its liquidity.

You may find it extremely difficult or impossible to resell our shares. Even if an active public market is established, we cannot guarantee you that there will ever be any liquidity in our common stock.

While our common stock is quoted on the Pink Sheets, there is not an active market for our common stock and there can be no assurance that an active public market for our common stock will ever be established.  Purchasers of our shares of common stock will face significant obstacles if they wish to resell the shares. Absent an active public market for our common stock, an investment in our shares should be considered illiquid.  Even if an active public market is established, it is unlikely a liquid market will develop. Because of our relatively small size and limited revenues, the investment community may show little or no interest in our securities and investors may not be readily able to liquidate their investment, if at all. Investors seeking liquidity in a security should not purchase our shares of common stock.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934 ("Exchange Act").  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                         DESCRIPTION OF PROPERTY.

Our principal executive office currently occupies approximately 240 square feet of office space, at 1640 Terrace Way, Walnut Creek, California 94597, which we are provided at the home of Mr. David S. Rector, our sole officer and director, free of charge as well as all related office equipment and communication lines.  Mr. Rector does not have any current plans to cease providing such office space free of charge, nor do we have any current plans to seek an alternative office space arrangement.

ITEM 3.                         LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                         MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Since December 2007 our common stock has been quoted in the over-the-counter market on the Pink Sheets under the symbol STDR and trading in our common stock is extremely limited.  Previously, our common stock had been quoted in the over-the-counter market on the OTC Bulletin Board; however, as described elsewhere herein, in December 2007 our common stock was determined to no longer be eligible for quotation on the OTC Bulletin Board as a result of our failure to comply with FINRA Rule 6530.  The reported high and low bid prices for the common stock as reported on the OTC Bulletin Board and subsequently on the Pink Sheets are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2007
First quarter ended March 31, 2007	$1.20	$0.58
Second quarter ended June 30, 2007	$0.55	$0.27
Third quarter ended September 30, 2007	$0.30	$0.20
Fourth quarter ended December 31, 2007	$0.20	$0.06

2008
First quarter ended March 31, 2008	$0.18	$0.125
Second quarter ended June 30, 2008	$0.13	$0.125
Third quarter ended September 30, 2008	$0.19	$0.13
Fourth quarter ended December 31, 2008	$0.13	$0.0008

The closing price of our common stock as reported on the Pink Sheets was $0.008 per share on December 31, 2008.  No shares of our common stock have traded since that date.  As of March 2, 2009, there were approximately 208 record owners of our common stock.

Dividend Policy

Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company’s total liabilities and preferences to preferred stockholders exceed total assets.  We have never paid cash dividends on our common stock and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Any payment of cash dividends on our common stock in the future will be dependent on the our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Registration Rights

In June 2006 Standard Drilling Delaware closed a private offering of securities in which it sold 9,111,500 units of securities, with each unit consisting of two shares of common stock and one two year common stock purchase warrant with an exercise price of $1.75 per share.  In June 2008 the exercise price of the warrants was reduced to $0.125 per share and the exercise period was extended until June 9, 2010.  In connection with this offering, Standard Drilling Delaware granted the purchasers registration rights covering the shares of common stock underlying the units.  Standard Drilling Delaware agreed to file a registration statement with the Securities and Exchange Commission within 180 days from the closing of a merger with a public company.   As described elsewhere herein, the securities issued by Standard Drilling Delaware in this offering were exchanged for like securities in our company under the terms of the Merger Agreement which closed in September 2006 and under the terms of the Merger Agreement we agreed to be bound by the registration rights.  Accordingly, we were obligated to file the registration statement covering the resale of the shares underlying the units by February 2007, which such registration statement has not been filed.  Under the terms of the private offering, the purchasers are entitled to receive 0.10 of an additional unit for each unit purchased in the offering because the registration statement was not filed on a timely basis, resulting in the issuance of an additional 182,300 shares of our common stock and warrants to purchase an additional 91,150 shares.  We have not issued these additional securities as of the date of this report.

ITEM 6.                  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2008 and 2007 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Plan of Operations

           Our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid with our current cash on hand and through funds raised through other sources, which may not be available on favorable terms, if at all.  During the next 12 months we anticipate incurring costs related to the filing of quarterly, annual and other reports with the Securities and Exchange Commission and  costs relating to consummating an acquisition.  We believe we will be able to meet these costs with our current cash on hand and funds we may borrow, and additional amounts, as necessary, to be loaned to or invested in us by our stockholders or other investors.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

2008 compared to 2007

Net sales

For 2008 and 2007 we had no revenues from continuing operations. As of December 31, 2008, we have had only minimal operations, which mainly consisted of searching out potential merger or acquisition targets.

General and Administrative Expenses

For 2008, general and administrative expenses from continuing operations were $1,554,838. During 2007 we had $74,854 in general and administrative expenses. The general and administrative expenses for 2007 were primarily professional fees principally associated with maintaining our company as a public entity. During 2008, we recorded a bad debt of $600,000 as a result of the write-off of the note payable issued to us by PBT in 2007 and $643,720 of non-cash expense for the value of options granted and revalued. We recorded a non-cash expense of $40,263 related to options granted to Mr. David Rector, our sole officer and director, during 2008 and a non-cash expense of $603,457 related to the reduction in the exercise price on 10,800,300 of previously granted warrants.  In 2008 we made an allowance for bad debts for the note receivable as the collection thereof was deemed unlikely, however we continue to actively pursue collection of the note. The balance of our general and administrative expenses for 2008 were legal, accounting and consulting fees incurred to keep our filing status current and to search for new business opportunities. In 2007 all of our general and administrative expenses were legal, accounting and professional fees incurred to keep our filing status current and to search for new business opportunities.

Net Loss

For 2008, we had a net loss of $1,553,956.  The net loss is primarily attributable to the bad debt of $600,000 and the expense recorded for options granted and revalued of $643,720. During 2007, we had a total net loss of $12,243,213, which included $12,168,359 of net loss from our discontinued operations and $74,854 from our continuing operations.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $485,200.  We expect to have monthly overhead costs of approximately $25,000 per month for the next 12 months, which includes costs associated with our compliance with Federal securities laws and our efforts to find a new business to acquire or merge with.   Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs including costs for the registration of our securities in 2002.  Our future liquidity and our liquidity in the next 12 months depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of December 31, 2008, our remaining cash balance will be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2009.  The actual amount and timing of our capital expenditures may differ materially from our estimates.   In addition, we may need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company; however,  it is unlikely that we will be able raise additional capital until we identify and possibly close such an acquisition for our company .  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital.  If we are not able to raise capital as necessary, it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flow from Operating Activities

For 2008, net cash used by operating activities was $310,236, primarily attributed to a net loss of $1,553,956 offset by the allowance for bad debts of $600,000 and the value of the options granted and revalued of $643,720.

Cash Flow from Investing Activities

For 2008, net cash provided by investing activities was $-0-.

Cash Flow from Financing Activities

For 2008, net cash provided by financing activities was $-0-.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Standard Drilling, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Standard Drilling, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and from inception on February 14, 2006 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Drilling, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and from inception on February 14, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues and has generated operating losses since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 24, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$485,200	$795,436

Total Current Assets	485,200	795,436

OTHER ASSETS

Notes receivable		600,000

TOTAL ASSETS	$485,200	$1,395,436

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 and 34,207,000
shares issued and outstanding, respectively	33,459	34,207
Additional paid-in capital	17,872,951	17,228,483
Deficit accumulated during the development stage	(17,421,210)	(15,867,254)

Total Stockholders' Equity	485,200	1,395,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$485,200	$1,395,436

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING
(A Development Stage Company)
Statements of Operations

			From Inception
	For the Year	For the Year	on February 14,
	Ended	Ended	2006 Through
	December 31, 2008	December 31, 2007	December 31, 2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	1,554,838	74,854	1,629,692

Total Operating Expenses	1,554,838	74,854	1,629,692

INCOME (LOSS) FROM OPERATIONS	(1,554,838)	(74,854)	(1,629,692)

OTHER INCOME (EXPENSES)

Interest income	882	-	882

Total Other Income (Expenses)	882	-	882

LOSS BEFORE DISCONTINUED OPERATIONS	(1,553,956)	(74,854)	(1,628,810)

DISCONTINUED OPERATIONS	-	(12,168,359)	(15,792,400)

LOSS BEFORE INCOME TAXES	-	(12,168,359)	(15,792,400)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,553,956)	$(12,243,213)	$(17,421,210)

BASIC LOSS PER SHARE	$(0.05)	$(0.31)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,832,940	39,640,000

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

						Deficit
						Accumulated
			Additional	Stock	Prepaid	During the
	Common Stock		Paid-in	Subscriptions	Stock	Development
	Shares	Amount	Capital	Receivable	Awards	Stage	Total
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Contributed capital for services	23,000,000	23,000	-	-	-	-	23,000

Common stock issued for
cash, prepaid services and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services
to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,243,213)	(12,243,213)

Balance December 31, 2007	34,207,000	34,207	17,228,483	-	-	(15,867,254)	1,395,436

Fair value of options granted
and revalued	-	-	643,720	-	-	-	643,720

Common shares cancelled	(748,120)	(748)	748	-	-	-	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,553,956)	(1,553,956)

Balance, December 31, 2008	33,458,880	$33,459	$17,872,951	$-	$-	$(17,421,210)	$485,200

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING
(A Development Stage Company)
Statements of Cash Flows

	For the Year	For the Year	on February 14,
	Ended	Ended	2006 Through
	December 31,	December 31,	December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(1,553,956)	$(12,243,213)	$(17,421,210)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation, depletion and amortization	-	446,402	476,710
Common stock issued for services	-	-	575,242
Loss on equity investment	-	59,146	59,146
Gain on disposal of equity instruments	-	(39,497)	(39,497)
Fair value of options granted	643,720	-	643,720
Write off of notes receivable	600,000	-	600,000
Loss on disposal of assets	-	(476,709)	(476,709)
Changes to operating assets and liabilities:
(Increase) decrease in accounts receivable	-	486,610	(197,463)
(increase) decrease in prepaid expenses	-	503,776	(219,165)
Decrease in deposits	-	-	5,285
Increase (decrease) in accounts payable	-	(4,128,557)	1,303,028
(Decrease) in accrued expenses	-	(2,711,385)	(728,051)

Net Cash Used in Operating Activities	(310,236)	(18,103,427)	(15,418,964)

INVESTING ACTIVITIES

Purchase of oil and gas properties	-	2,989,933	(2,427,507)
Purchase of fixed assets	-	8,797,596	1,074,406
Payment of deposits on fixed assets	-	8,974,689	671,138
Change in notes receivable	-	(581,250)	(600,000)
Cash paid on equity investment	-	-	(87,500)
Net Cash Provided by
(Used in) Investing Activities	-	20,180,968	(1,369,463)

FINANCING ACTIVITIES

Borrowings of notes payable	-	(1,652,018)	-
Cash received on subscriptions receivable	-	317,600	317,600
Sale of common stock for cash	-	-	16,956,027

Net Cash Used by Financing Activities	-	(1,334,418)	17,273,627

NET DECREASE IN CASH	(310,236)	743,123	485,200

CASH AT BEGINNING OF PERIOD	795,436	52,313	-

CASH AT END OF PERIOD	$485,200	$795,436	$485,200

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Standard Drilling, a Nevada Corporation, was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies. As of September 30, 2007, the Company ceased all ongoing operations and is evaluating financing alternatives and strategic options.

On September 24, 2007 Standard Drilling, Inc. (“the Company") entered into an Asset Purchase Agreement with PBT Capital Partners, LLC. Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC assumed substantially all of the Company's assets and associated and contingent liabilities in order to improve the financial position of the Company. As of the effective date of the Asset Purchase Agreement, the Company's existing and contingent liabilities exceeded the value of its assets.

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

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception and expects to continue to incur losses through 2009. As of December 31, 2008, the Company has not established an ongoing source of revenues and has generated operating losses since inception and expects to continue to incur losses. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to attain additional financing and/or merge with an existing operating company. The Company’s plan is complete a merger or acquisition of an existing operating company. There is no assurance that the Company will be able to implement its business plan or obtain adequate financing to fund future operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments-The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment"  (SFAS 123[R]).  In accordance with SFAS 123[R], option expense of $643,720 and $-0- was recognized for the years ended December 31, 2008 and 2007, respectively.  The expense was calculated using the Black-Scholes valuation model.

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2008 and 2007.

STANDARD DRILLING, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents-For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at December 31, 2008.

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2008	2007
NET LOSS	$(1,553,956)	$(12,243,213)
BASIC LOSS PER COMMON SHARE	$(0.05)	$(0.27)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	34,207,000	39,640,000

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.  Common stock equivalents are excluded from the computation of fully diluted loss per share because they would have been anti-dilutive. The Company has 11,800,300 common stock equivalents outstanding as of December 31, 2008.

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

Revenue Recognition- The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

STANDARD DRILLING, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes- The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards; a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$5,720,256	$5,365,264
Deferred tax liabilities:	-	-
Valuation allowance	(5,720,256)	(5,365,264)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007
Book Loss from Operations	$(606,043)	$(4,774,853)
Fair value of options granted	251,051	-
Valuation allowance	354,992	4,774,853
	$-	$-

At December 31, 2008, the Company had net operating loss carry forwards of approximately $16,202,248 that may be offset against future taxable income from the year 2024 through 2028.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

STANDARD DRILLING, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 3 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements- In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

STANDARD DRILLING, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 3 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

  STANDARD DRILLING, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 3 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 –  SHAREHOLDERS’ EQUITY

Preferred Stock
Standard Drilling is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of December 31, 2008, none of the preferred stock is outstanding.

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

Reverse Merger
In the Merger, Online Holdings exchanged 41,223,000 shares of its common stock for 41,223,000 shares of common stock of Standard Drilling Delaware and reserved for issuance (1) 10,800,300 shares of common stock pursuant to outstanding warrants to purchase common stock of Standard Drilling Delaware that were assumed by Online Holdings, and (2) 8,545,000 shares of common stock pursuant to outstanding options to purchase common stock of Standard Drilling Delaware pursuant to the Standard Drilling, Inc. 2006 Stock Incentive Plan that were assumed by Online Holdings. Standard Drilling Delaware paid Online Holdings $60,000 as a deposit pursuant to the Merger Agreement. A condition to the Merger was an agreement by the then principal stockholder of Online Holdings to cancel, immediately prior to the Merger, 20,000,000 outstanding shares of common stock of Online Holdings that had been issued to the principal shareholder. In consideration of such cancellation, Online Holdings paid the principal shareholder $60,000, and Standard Drilling recognized recapitalization expense of $60,000. The then principal shareholder of Online Holdings also assumed the net liabilities of Online Holdings. As a result of the Merger, Online Holdings changed its name to Standard Drilling, Inc. During the years ended December 31, 2008 and 2007, 748, 120 and 10,866,000 shares were returned to the Company and cancelled.  As of December 31, 2008, Standard Drilling had 33,458,880 shares of common stock issued and outstanding and an additional 19,345,300 shares of common stock reserved for issuance.

 STANDARD DRILLING, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 5 –  OPTIONS AND WARRANTS

On June 6, 2008, the Company’s Board of Directors approved the reduction of the purchase price of all warrants issued by the Company to date, totaling warrants to purchase an aggregate of 10,800,300 common shares of the Company from $1.75 per share in connection with 9,111,500 warrants and from $1.00 per share in connection with 1,688,800 warrants to $0.125 per share, while extending the exercise period from June 9, 2008 until June 9, 2010.  The Company also revised the acceleration term for the acceleration of the termination of the term of the warrants which will lapse in the event the common stock of the Company trades at $0.25 per share for a trading period of 20 days following notice to the warrant holders. Also on or about June 19, 2008, the Board of Directors of the Company approved the issuance of options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share for (5) five years to the Company’s President and Chief Executive Officer, David S. Rector.  The Company issued the options as consideration for services rendered to the Company by Mr. Rector.

During 2008 and 2007, the Company recorded as expense $643,720 and $-0-, respectively, in compensation expense related to share-based payment awards as a result of adopting SFAS 123R. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in general and administrative expense. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes -pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant. The following table sets forth information about the weighted-average fair value of options granted during the years ended December 31, 2008 and 2007 and the weighted-average assumptions used for such grants:

	2008	2007
Dividend yields	0.0%	-
Expected volatility	80.0%	-
Risk-free interest rate	3.25%	-
Option terms	1– 2 years	-

STANDARD DRILLING, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 5 –  OPTIONS AND WARRANTS (Continued)

Common Stock Options

Changes in stock options and warrants issued for the years ended December 31, 2008 and 2007 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Outstanding, December 31, 2006	16,450,300	$1.37
Granted	-	-
Exercised	-	-
Cancelled	(5,650,000)	1.37
Outstanding, December 31, 2007	10,800,300	$1.37
Exercisable, December 31, 2007	10,800,300	$1.37
Outstanding, December 31, 2007	10,800,300	$1.37
Granted	1,000,000	0.13
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2008	11,800,300	$0.13
Exercisable, December 31, 2008	11,800,300	$0.13

The following table summarizes information about stock options and warrants outstanding at December 31, 2008:

Options/Warrants Outstanding				Options/Warrants Exercisable
		Weighted	Weighted Average		Weighted
Range of	Number	Average	Remaining Life		Average
Prices	Outstanding	Exercise Price	(in years)	Options	Exercise Price
$0.013	10,800,300	$0.13	1.50	10,800,300	$0.13
0.013	1,000,000	0.13	2.50	1,000,000	0.13
	11,800,300	$0.13		11,800,300	$0.13

STANDARD DRILLING, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 24, 2007 the Company entered into an Asset Purchase Agreement with PBT Capital Partners, LLC. Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC assumed substantially all of the Company's assets and associated and contingent liabilities in order to improve the financial position of the Company. As of the effective date of the Asset Purchase Agreement, the Company's existing and contingent liabilities exceeded the value of its assets.

The Asset Purchase Agreement is part of a plan of restructuring which the Company anticipates will allow it raise additional capital and pursue new business opportunities. Standard's Board of Directors will continue to evaluate the Company's strategic options.

PBT Capital Partners, LLC is a private company whose sole shareholder is Prentis B. Tomlinson, Jr., the Company's Chairman and Chief Executive Officer, and is a related party as of the effective date of the transaction. The Asset Purchase Agreement created a $600,000 note receivable from PBT Capital Partners LLC to the Company which was to have been paid on or before December 31, 2007. The transaction was approved by the Company's independent directors. During 2008, the Company wrote off the note receivable as uncollectible.

In conjunction with the Asset Purchase Agreement with PBT Capital Partners, sums owed by the Company under the Interim Credit Agreement, which totaled $833,389 as of September 24, 2007 were forgiven.

NOTE 7 – CONTINGENCIES

In conjunction with the Asset Purchase Agreement with PBT Capital Partners certain liabilities and obligations of the Company were assumed by the PBT Capital Partners. The Company has not received releases from the liabilities assumed by PBT Capital Partners however no claims have been made against the Company for the liabilities and obligations. The Company would make a corresponding claim against PBT Capital Partners if any claims were made against the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Management's Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2008.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information.

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
David S. Rector	62	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director

Mr. Rector has served as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director since November 2007.  Mr. Rector previously served as a member of the Board of Directors, the Chief Executive Officer, President, principal accounting officer, Secretary, and Treasurer of Nevada Gold Holdings, Inc. (OTCBB: NGHI) from April 2004 until December 2008.  Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience Technologies, Inc. from June 2004 to December 2006.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries.  From January 1995 until June 1995, Mr. Rector served as the General Manger of the Consumer Products Division of Bemis-Jason Corporation.  Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.  Mr. Rector received a Bachelor’s degree in Business Administration from Murray State University in 1969.  Mr. Rector also serves as a member of the Board of Directors of the following companies:

Name	Director Since
Senseco Technologies (AMEX: SNT)	April 2004
Dallas Gold & Silver Exchange (AMEX: DSG)	May 2003
US Uranium Inc. (OTCBB: USUI)	June 2007
Federal Sports and Entertainment, Inc. (OTCBB: FEDS)	September 2008
Nanodynamics Holdings Inc. (OTCBB: NNDY)	June 2008
Cardone Plus, Inc.	May 2007

Mr. Rector devotes approximately 20% of his time and attention to our company.

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2008:

Code of Ethics and Business Conduct

In 2002 we adopted a Code of Ethics and Business Conduct which applies to our officers, directors and employees.  The Code of Ethics and Business Conduct are written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code, and accountability for adherence to the code.  We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics and Business Conduct, by written request to, 1640 Terrace Way, Walnut Creek, California  94597, Attention: Corporate Secretary.

Committees of our Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Our sole director is not an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.                        EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
David S. Rector [1]	2008	0	0	0	40,263	0	0	43,000	83,263
	2007	1,500	0	0	0	0	0	0	1,500

1           Mr. Rector’s 2008 compensation includes $43,000 of consulting fees to a entity owned by Mr. Rector as compensation for his services to us and $40,263 representing the value of five-year options to purchase 1,000,000 shares of our common stock with an exercise price of $0.0125 per share granted him in June 2008 as partial compensation for services to us.

How Mr. Rector’s Compensation is Determined

Mr. Rector is not a party to an employment agreement with our company.  His compensation is determined from time to time by our Board of Directors, of which he is the sole member.  The amount of compensation paid is arbitrary and such compensation is not tied to any performance goals or other traditional measurements.  The amount of compensation to be paid to Mr. Rector may be increased from time to time at the sole discretion of our Board.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

David S. Rector	1,000,000	-	-	$0.0125	June 2013	-	-	-	-

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

Change of Control. The plan provides that, upon a Corporate Change (as hereinafter defined), the committee may accelerate the vesting of options, cancel options and make payments in respect thereof in cash, or adjust the outstanding options as appropriate to reflect such Corporate Change (including, without limitation, adjusting an option to provide that the number and class of shares of common stock covered by such option will be adjusted so that the option will thereafter cover securities of the surviving or acquiring corporation or other property (including cash) as determined by the committee). The plan provides that a Corporate Change occurs if (1) we are not be the surviving entity in any merger or consolidation (or we survive only as a subsidiary of an entity), (2) we sell, lease or exchange or agree to sell, lease or exchange all or substantially all of our assets to any other person or entity, (3) we are to be dissolved and liquidated, (4) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Exchange Act, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of our voting stock (based upon voting power), or (5) as a result of or in connection with a contested election of directors, the persons who were our directors before such election shall cease to constitute a majority of our Board of Directors.

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

Outstanding Awards. As of December 31, 2008, the outstanding options to purchase common stock under the plan consisted of 1,000,000 options to purchase shares of common stock in the aggregate at an exercise price of $0.125 per share.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  The sole member of our Board of Directors did not receive compensation for his services for the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 2, 2009, we had 33,458,880 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 2, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 1640 Terrace Way, Walnut Creek, California  94597. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
David S. Rector [1]	1,000,000	2.9%
All officers and directors as a group (one person)[1]	1,000,000	2.9%
International Capital Advisory, Inc. [2]	2,000,000	6.0%
Kystie Finance Ltd. [3]	2,000,000	6.0%
Morrie Tobin [4]	3,980,000	11.9%
Wolverine International Holdings Ltd. [5]	2,000,000	6.0%

1           The number of shares beneficially owned by Mr. Rector includes options to purchase 1,000,000 shares of our common stock with an exercise price of $0.0125 per share.

2           International Capital Advisory, Inc.’s address is 40 Bassano Road, Toronto, Ontario Canada  M2N2K1.

3           Kystie Finance Ltd.’s address is Post Office Box 958, Pasea Estate Road, Tortola BVI.

4           The amount beneficially owned by Mr. Tobin includes 240,000 shares of our common stock held by the Tobin Family Trust over which Mr. Tobin has voting and dispositive control.  Mr. Tobin’s address is 40 Bassano Road, Toronto, Ontario Canada  M2N2K1.

5           Wolverine International Holdings, Ltd.’s address is Rue Barthelemy Menn 8 1205 Geneva, Switzerland.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

Director Independence

Our sole director is not “independent” within the meaning of FINRA Marketplace Rule 4200.

ITEM 14.                        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Moore & Associates Chartered served as our independent registered public accounting firm for 2008 and 2007.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007

Audit Fees	$16,875	$14,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$16,875	$14,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2007 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.1
Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation (1)

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
10.1	Contract with Romfor West Africa Ltd., effective May 15, 2006 (4)
10.2	Standard Drilling, Inc. 2006 Stock Incentive Plan (4)
10.3	Asset Purchase Agreement dated September 24, 2007 between Standard Drilling, Inc. and PBT Capital Partners, LLC
10.4	Letter Agreement dated October 9, 2008 by and between Standard Drilling, Inc., PBT Capital Partners, LLC and Prentis B. Tomlinson, Jr. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*           filed herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 27, 2006.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2006.
(3)	Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-75434, as declared effective by the Securities and Exchange Commission on May 14, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006.
(5)	Incorporated by reference the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Drilling, Inc.
March 25, 2009	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ David S. Rector David S. Rector	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, sole director, principal executive officer and principal financial and accounting officer	March 25, 2009