Form 10-Q
period 2009-03-31
Standard Drilling, Inc.
filed 2009-05-11
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-51569

STANDARD DRILLING, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1598154 (I.R.S. Employer IdentificationNo.)
1640 Terrace Way, Walnut Creek, California (Address of principal executive offices)	94597 (Zip Code)

(925) 938-0406
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒ No   ☐

As of April 23, 2009, the registrant had 33,458,880 shares of common stock, $0.001 par value per share, outstanding ("Common Stock").

STANDARD DRILLING, INC.
FORM 10-Q
March 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to consummate the acquisition of an operating entity and/or assets, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, together with our Annual Report on Form 10-K for the year ended December 31, 2008, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.
OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Standard Drilling", "we"", "our", the "Company" and similar terms refer to Standard Drilling, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ending December 31, 2009 and “2008” refers to the year ended December 31, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$409,182	$485,200

Total Current Assets	409,182	485,200

TOTAL ASSETS	$409,182	$485,200

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	17,872,951	17,872,951
Deficit accumulated during the development stage	(17,497,228)	(17,421,210)

Total Stockholders' Equity	409,182	485,200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$409,182	$485,200

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the Three	For the Three	on February 14,
	Months Ended	Months Ended	2006 Through
	March 31,	March 31,	March 31,
	2009	2008	2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	77,549	138,556	1,707,241

Total Operating Expenses	77,549	138,556	1,707,241

INCOME (LOSS) FROM OPERATIONS	(77,549)	(138,556)	(1,707,241)

OTHER INCOME (EXPENSES)

Interest income	1,531	-	2,413

Total Other Income (Expenses)	1,531	-	2,413

LOSS BEFORE DISCONTINUED OPERATIONS	(76,018)	(138,556)	(1,704,828)

DISCONTINUED OPERATIONS	-	-	(15,792,400)

LOSS BEFORE INCOME TAXES	(76,018)	(138,556)	(17,497,228)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(76,018)	$(138,556)	$(17,497,228)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	34,207,000

The accompanying notes are an integral part of these financial statements

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

						Deficit
						Accumulated
			Additional	Stock	Prepaid	During the
	Common Stock		Paid-in	Subscriptions	Stock	Development
	Shares	Amount	Capital	Receivable	Awards	Stage	Total
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Contributed capital for services	23,000,000	23,000	-	-	-	-	23,000

Common stock issued for
cash, prepaid services and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services
to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,243,213)	(12,243,213)

Balance December 31, 2007	34,207,000	34,207	17,228,483	-	-	(15,867,254)	1,395,436

Fair value of options granted
and revalued	-	-	643,720	-	-	-	643,720

Common shares cancelled	(748,120)	(748)	748	-	-	-	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,553,956)	(1,553,956)

Balance, December 31, 2008	33,458,880	33,459	17,872,951	-	-	(17,421,210)	485,200

Net loss for the three months ended
March 31, 2009	-	-	-	-	-	(76,018)	(76,018)

Balance, March 31, 2009	33,458,880	$33,459	$17,872,951	$-	$-	$(17,497,228)	$409,182

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Three	For the Three	on February 14,
	Months Ended	Months Ended	2006 Through
	March 31,	March 31,	March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(76,018)	$(138,556)	$(17,497,228)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation, depletion and amortization	-	-	476,710
Common stock issued for services	-	-	575,242
Loss on equity investment	-	-	59,146
Gain on disposal of equity instruments	-	-	(39,497)
Fair value of options granted	-	-	643,720
Write off of notes receivable	-	-	600,000
Loss on disposal of assets	-	-	(476,709)
Changes to operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	(197,463)
(increase) decrease in jprepaid expenses	-	-	(219,165)
Decrease in deposits	-	-	5,285
Increase (decrease) in accounts payable	-	2,615	1,303,028
(Decrease) in accrued expenses	-	-	(728,051)

Net Cash Used in Operating Activities	(76,018)	(135,941)	(15,494,982)

INVESTING ACTIVITIES

Purchase of oil and gas properties	-	-	(2,427,507)
Purchase of fixed assets	-	-	1,074,406
Payment of deposits on fixed assets	-	-	671,138
Change in notes receivable	-	-	(600,000)
Cash paid on equity investment	-	-	(87,500)

Net Cash Used in Investing Activities	-	-	(1,369,463)

FINANCING ACTIVITIES

Borrowings of notes payable	-	-	-
Cash received on subscriptions receivable	-	-	317,600
Sale of common stock for cash	-	-	16,956,027

Net Cash Provided by Financing Activities	-	-	17,273,627

NET DECREASE IN CASH	(76,018)	(135,941)	409,182

CASH AT BEGINNING OF PERIOD	485,200	795,436	-

CASH AT END OF PERIOD	$409,182	$659,495	$409,182

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

OVERVIEW

We are considered a "shell company" under Federal securities laws.  Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

PLAN OF OPERATIONS

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

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. David S. Rector, our sole officer and director. As of the date of this filing, we have not had any conversations with potential merger or acquisition targets nor have we entered into any definitive agreement with any party. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

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

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our current director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval if possible.

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

During the first quarter of 2009 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses and minimal fees associated with searching out potential merger or acquisition targets.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid with our current cash and other current assets on hand and through funds raised through other sources, which may not be available on favorable terms, if at all.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of our quarterly, annual and other reports under the Securities Exchange Act of 1934, and
(ii)	costs relating to consummating an acquisition.

We believe we will be able to meet these costs with our current cash on hand .

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had current assets consisting solely of cash and cash equivalents of $409,182.

At March 31, 2009, we had current liabilities of $-0-.

At March 31, 2009, we had a total accumulated deficit of $17,497,228.

We expect to have monthly overhead costs of approximately $25,000 per month for the next twelve months.  Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).   Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.  As of March 31, 2009, our remaining cash balance will be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2009.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  In addition, we may need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company; however,  it is unlikely that we will be able raise additional capital until we identify and possibly close such an acquisition for our company .  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital.  If we are not able to raise capital as necessary, it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flows

For the three months ended March 31, 2009, net cash used by operating activities was $76,018, attributable to a net loss of $76,018.  We did not report any cash used in investing or financing activities during the three months ended March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

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

ITEM 1A.                      RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2008 before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $17.4 million as of December 31, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Following the transactions with Romfor West Africa and PBT, our operating expenses are minimal and will be funded from our existing working capital.  However, we anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate a business combination within a reasonable period of time, we may not have sufficient resources to continue meeting our reporting obligations with the Securities and Exchange Commission or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

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

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD DRILLING, INC.

DATED: May 11, 2009	By: /s/ David S. Rector
David S. Rector
Chief Executive Officer , Chief Financial Officer, principal executive officer, principal accounting and financial officer