Form 10-K/A
period 2008-12-31
Standard Drilling, Inc.
filed 2009-08-25
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY PARAGRAPH

We are amending our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission in response to comments from the staff of the Securities and Exchange Commission regarding certain of the disclosure which appeared therein.  These amendments included revisions in:

1.           Part I, Item 1. Business has been revised to add additional disclosure regarding the material terms of the Advisory Consulting Agreement with International Capital Advisory, Inc., the Support Services Agreement with Petroleum Financial, Inc. and the severance agreement with Mr. David Wilson.

2.           Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources has been revised to expand the disclosure regarding the liabilities assumed by PBT and to provide additional disclosure regarding the components of estimated overhead costs.

3.           Part II, Item 9A.(T) Disclosure Controls and Procedures has been revised to amend the disclosure regarding our internal control over financial reporting.

4.           Part III, Item 11. Executive Compensation has been revised to provide the additional disclosure regarding our arrangement with Mr. Rector, our CEO.

5.           Part IV, Item 15. Exhibits, Financial Statement Schedule has been revised to correct a typographical error.

6.           Note 8 - Discontinued Operations has been added to provide the disclosure regarding discontinued operations.

Finally, we are including currently dated certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report.  Other than these changes, all other information concerning our company remains as contained in the original filing and does reflect any subsequent events.

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

We retained all of the liabilities relating to certain obligations, including:

•           the Advisory Consulting Agreement between us and International Capital Advisory, Inc.   Under the terms of this 36 month agreement entered into in June 2006, International Capital Advisory, Inc. was retained to provide certain business advisory services for a monthly fee of $10,000 plus reimbursement of reasonable expenses;

•           the Support Services Agreement between us and Petroleum Financial Inc. which represented a liability of $35,000.  In January 2008 this agreement was mutually terminated upon our payment to Petroleum Financial Inc. of $23,500, and

•            the obligation to continue to provide healthcare benefits to David Wilson, our former Manager of Operations under the terms of his severance agreement until February 2009.  To satisfy this obligation we retained coverage for Mr. Wilson as part of the insurance coverage provided to us under a commercial policy.

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

In October 2008 we entered into a letter agreement with PBT and Mr. Tomlinson pursuant to which PBT was to place $233,425 in escrow on or before December 31, 2008.  These funds were to be applied to the payment of any failure to drill penalties which were accrued by us as of the date of the Asset Purchase Agreement in September 2007 under a lease which was included in the assets acquired by PBT if and to the extent any claim was made against us within 18 months from the date of the letter agreement.  In the event a valid claim was made against us, Mr. Tomlinson agreed to also immediately pay approximately $223,000 on our behalf.  The October 2008 letter agreement also contained representations and warranties from PBT that all failure to drill penalties resulting from another lease which was part of the assets acquired by PBT has been extinguished or released and that all liabilities under various employment agreements have also been extinguished or released together with an affirmative undertaking by PBT to provide us with written evidence of these releases.  Finally, the letter agreement contained an obligation of PBT to pay various property taxes totaling approximately $186,000 on our behalf related to assets acquired by it, as well as paying approximately $4,300 to a third party for other services rendered prior to the closing of the Asset Purchase Agreement and an affirmative undertaking by PBT to provide us with written evidence of these payments.  In consideration of these actions we agreed to cancel the $600,000 promissory note due us by PBT which was then in default.  PBT has not deposited the funds in escrow as required nor have they provided us with any of the releases or evidences of payment as required by the October 2008 letter agreement.  Accordingly, PBT is currently in default under the terms of this letter agreement.  During 2008, we wrote-off the $600,000 note payable to us by PBT as the collection of the amount was deemed unlikely.  The accounting treatment for the debt does not impact any legal rights we have against PBT and Mr. Tomlinson.  We are evaluating remedies we have against PBT and Mr. Tomlinson in the event there is not a satisfactory resolution to these matters.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $485,200.  We expect to have monthly overhead costs of approximately $25,000 per month for the next 12 months, which includes costs associated with professional fees including legal, accounting and EDGAR filing costs incurred in connection with our compliance with our reporting obligations under Federal securities laws, general overhead costs including consulting fees paid for Mr. Rector’s services to us and directors and officers insurance, and costs related to our efforts to find a new business to acquire or merge with.   . In addition, as described earlier in this report, PBT is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 as of December 31, 2008.  No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT which relieved us from those liabilities.  We do not believe that there is a more than remote likelihood that a third party claim for any of these amounts would be reasonably likely to result in our liquidity increasing or decreasing in any material way.

Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs including costs for the registration of our securities in 2002.  Our future liquidity and our liquidity in the next 12 months depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of December 31, 2008, our remaining cash balance will be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2009.  The actual amount and timing of our capital expenditures may differ materially from our estimates.   In addition, we may need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company; however, it is unlikely that we will be able raise additional capital until we identify and possibly close such an acquisition for our company.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital.  If we are not able to raise capital as necessary, it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

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

NOTE 8 – DISCONTINUED OPERATIONS

On September 24, 2007, the Company entered into an Asset Purchase Agreement with PBT Capital Partners, LLC (“PBT”), a private company whose sole shareholder was Prentis B. Tomlinson, Jr., who was at the time the Chairman and Chief Executive Officer of the Company.  Under the terms of the Asset Purchase Agreement, PBT assumed substantially all of the Company’s assets and associated and contingent liabilities in return for leaving not less than $839,068 of cash in the company and providing the Company with a note receivable from PBT in the amount of $600,000 which was due on or before December 31, 2007 and guaranteed by Mr. Tomlinson.  In connection with the Asset Purchase Agreement, $833,389 of the amount owed by the Company under an interim credit agreement was forgiven and the Company transferred all of the shares of its former wholly-owned subsidiary, Standard E& P, Inc., to PBT.  Additionally, in connection with the Asset Purchase Agreement, PBT assumed the Company’s obligations pertaining to office space lease, employment agreements with various officers and directors, and certain severance agreements with former officers and directors.  The Company retained all of the liabilities relating to the Advisory Consulting Agreement between the Company and International Capital Advisory, Inc., the Support Services Agreement between the Company and Petroleum Financial Inc., and the obligation to provide healthcare benefits to David Wilson, the Company’s former Manager of Operations under the terms of his severance agreement until February 2009.

In connection with the Asset Purchase Agreement with PBT, in September 2007 and October 2007, the Company entered into mutual releases with several former officers, directors and parties with whom the Company had previously entered into agreements, including:

•           Romfor West Africa, Ltd.
•           Prentis B. Tomlinson, Jr., former Chairman and Chief Executive Officer,
•           O. Oliver Pennington, III, former Vice President and Chief Financial Officer,
•           E.L. Moses, Jr., former President, Chief Operating Officer and director,
•           W. Richard Andersen, former director,
•           Peter F. Frey, Treasurer, and
•           Daniel A. Drum, former Vice President of Finance.

Pursuant to these mutual releases these individuals and entities agreed to release the Company from any and all known and unknown claims, the Company agreed to release such parties from any and all known or known claims, and such individuals and entities agreed to cancel an aggregate of 11,000,000 shares of the Company’s common stock and options to purchase 5,650,000 shares of the Company’s common stock.

In connection with the Asset Purchase Agreement with PBT, Mr. Tomlinson resigned as the Company’s Chairman and Chief Executive Officer, and the Board appointed Mr. Edward L. Moses as Interim Chairman.  Subsequently on November 28, 2007, the Board appointed Mr. David S. Rector as the Company’s Chairman and principal executive officer.  Also on or around November 28, 2007, Messrs. W. Richard Anderson and Edward L. Moses resigned as directors, leaving Mr. Rector as the Company’s sole director.

In October 2008 the Company entered into a letter agreement with PBT and Mr. Tomlinson pursuant to which PBT was to place $233,425 in escrow on or before December 31, 2008.  These funds were to be applied to the payment of any failure to drill penalties which were accrued by the Company as of the date of the Asset Purchase Agreement in September 2007 under a lease which was included in the assets acquired by PBT if and to the extent any claim was made against the Company within 18 months from the date of the letter agreement.  In the event a valid claim was made against the Company, Mr. Tomlinson agreed to also immediately pay approximately $223,000 on the Company’s behalf.  The October 2008 letter agreement also contained representations and warranties from PBT that all failure to drill penalties resulting from another lease which was part of the assets acquired by PBT has been extinguished or released and that all liabilities under various employment agreements have also been extinguished or released together with an affirmative undertaking by PBT to provide the Company with written evidence of these releases.  Finally, the letter agreement contained an obligation of PBT to pay various property taxes totaling approximately $186,000 on the Company’s behalf related to assets acquired by it, as well as paying approximately $4,300 to a third party for other services rendered prior to the closing of the Asset Purchase Agreement and an affirmative undertaking by PBT to provide the Company with written evidence of these payments.  In consideration of these actions, the Company agreed to cancel the $600,000 promissory note due to the Company by PBT which was then in default.  PBT has not deposited the funds in escrow as required nor have they provided us with any of the releases or evidences of payment as required by the October 2008 letter agreement.  Accordingly, PBT is currently in default under the terms of this letter agreement.  During 2008, the Company wrote-off the $600,000 note from PBT as collection of the amount was deemed unlikely.  The accounting treatment for the debt does not impact any legal rights the Company has against PBT and Mr. Tomlinson.  The Company is currently evaluating remedies it has against PBT and Mr. Tomlinson in the event there is not a satisfactory resolution to these matters.

Pursuant to the sale of the majority of its operating assets and liabilities, the Company effectively discontinued its drilling operations as of December 31, 2008.  Accordingly, the Company recognized a loss from discontinued operations in the amount of $12,168,359 for the year ended December 31, 2008.  This amount is detailed as follows:

For the Year Ended
December 31,
2007
Cost of sales	$(946,326)
Salaries and wages	(1,471,595)
Depreciation, amortization, and depletion	(446,402)
Legal and professional	(106,108)
General and administrative	(296,827)
Interest income	10,038
Interest expense	(98,056)
Dividend income	(531,054)
Loss on sale of assets	(10,501,789)
Gain on forgiveness of debts	1,157,652

Total Loss from Discontinued Operations	$(12,168,359)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded our the internal control over financial reporting was not effective at December 31, 2008.  As set forth above, we are a small organization with only one employee. Under these circumstances it is impossible to segregate duties and our management has concluded that this lack of segregation of duties represents a material weakness in our internal control over financial reporting at December 31, 2008.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

1           Mr. Rector’s 2008 compensation includes $43,000 of consulting fees to an entity owned by Mr. Rector under the terms of an oral agreement as compensation for his services to us and $40,263 representing the value of five-year options to purchase 1,000,000 shares of our common stock with an exercise price of $0.0125 per share granted him in June 2008 as partial compensation for services to us.

How Mr. Rector’s Compensation is Determined

Mr. Rector is not a party to an employment agreement with our company.  Under the terms of an oral agreement, we pay a entity owned by him consulting fees which represents compensation for his services to us as our sole officer and director.  The amount of this compensation is determined from time to time by our Board of Directors, of which he is the sole member.  The amount of compensation paid is arbitrary and such compensation is not tied to any performance goals or other traditional measurements.  The amount of compensation to be paid to Mr. Rector’s company may be increased from time to time at the sole discretion of our Board.

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

           During 2008 we paid $43,000 of consulting fees to an entity owned by Mr. Rector, our CEO, as compensation for his services to us as our sole officer and director and $40,263 representing the value of five-year options to purchase 1,000,000 shares of our common stock with an exercise price of $0.0125 per share granted him in June 2008 as partial compensation for services to us.

We do not have a policy regarding the review, approval or ratification of transactions with related parties.

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

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
10.1	Contract with Romfor West Africa Ltd., effective May 15, 2006 (4)
10.2	Standard Drilling, Inc. 2006 Stock Incentive Plan (4)
10.3	Asset Purchase Agreement dated September 24, 2007 between Standard Drilling, Inc. and PBT Capital Partners, LLC (5)
10.4	Letter Agreement dated October 9, 2008 by and between Standard Drilling, Inc., PBT Capital Partners, LLC and Prentis B. Tomlinson, Jr. **
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*           filed herewith.
**         previously filed.

(1)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 27, 2006.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2006.
(3)	Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-75434, as declared effective by the Securities and Exchange Commission on May 14, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006.
(5)	Incorporated by reference the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Drilling, Inc.
August 21, 2009	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ David S. Rector David S. Rector	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, sole director, principal executive officer and principal financial and accounting officer	August 21, 2009