Form 10-Q
period 2009-06-30
Standard Drilling, Inc.
filed 2009-09-14
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 19, 2009, the registrant had 33,458,880 shares of common stock, $0.001 par value per share, outstanding ("Common Stock").

STANDARD DRILLING, INC.
FORM 10-Q
June 30, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD DRILLING, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$367,600	$485,200

Total Current Assets	367,600	485,200

TOTAL ASSETS	$367,600	$485,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, zero shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 33,458,880 and 33,458,880
shares issued and outstanding, respectively	33,459	33,459
Additional paid-in capital	17,872,951	17,872,951
Accumulated deficit	(17,538,810)	(17,421,210)

Total Stockholders' Equity (Deficit)	367,600	485,200

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$367,600	$485,200
The accompanying condensed notes are an integral part of these interim financial statements.

STANDARD DRILLING, INC.
Statements of Operations
(Unaudited)

					From Inception
					of the
					Development
					Stage on
	For the Three		For the Six		February 14,
	Months Ended		Months Ended		2006 Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES - Drilling	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	42,488	1,251,891	120,037	1,390,447	1,749,729

Total Operating Expenses	42,488	1,251,891	120,037	1,390,447	1,749,729

OPERATING LOSS	(42,488)	(1,251,891)	(120,037)	(1,390,447)	(1,749,729)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-	-	-
Interest income	906	-	2,437	-	3,319

Total Other Income
(Expense)	906	-	2,437	-	3,319

LOSS BEFORE
DISCONTINUED
OPERATIONS	(41,582)	(1,251,891)	(117,600)	(1,390,447)	(1,746,410)

Loss from Discotinued
Operations	-	-	-	-	(15,792,400)

NET LOSS	$(41,582)	$(1,251,891)	$(117,600)	$(1,390,447)	$(17,538,810)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.04)	$(0.00)	$(0.04)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	33,458,880	34,207,000	33,458,880	34,207,000

The accompanying condensed notes are an integral part of these interim financial statements.

STANDARD DRILLING, INC.
Statements of Stockholders' Equity (Deficit)

			Additional	Stock	Prepaid	Retained
	Common Stock		Paid-In	Subscriptions	Stock	Earnings
	Shares	Amount	Capital	Receivable	Awards	(Deficit)

Balance at inception on February 14, 2006	-	$-	$-	$-	$-	$-

Initial capital from founding shareholders
for services rendered	23,000,000	23,000	-	-	-	-

Issuance of common stock for cash, prepaid
services, and subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-

Net loss for the period from inception
on February 14, 2006 through
December 31, 2006	-	-	-	-	-	(3,624,042)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,042)

Cash received on subscriptions receivable	-	-	-	317,600	-	-

Amortization of prepaid services to paid-in capital	-	-	(742,472)	-	722,755	-

Write-off of stock subscriptions receivable	-	-	-	52,400	-	-

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,243,212)

Balance, December 31, 2007	34,207,000	34,207	17,228,483	-	-	$(15,867,254)

Fair value of options granted and amended	-	-	643,720	-	-	-

Common shares cancelled	748,120	(748)	748

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,553,956)

Balance, December 31, 2008	33,458,880	33,459	17,872,951	-	-	(17,421,210)

Net loss for the six months ended
June 30, 2009 (unaudited)	-	-	-	-	-	(117,600)

Balance, June 30, 2009 (unaudited)	33,458,880	$33,459	$17,872,951	$-	$-	$(17,538,810)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
Statements of Cash Flows
(Unaudited)

			From Inception
			of the Development
			Stage on
	For the Six	For the Six	February 14, 2006
	Months Ended	Months Ended	Through
	June 30,	June 30,	June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,600)	$(1,390,447)	$(17,538,810)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	-	-	476,710
Common stock issued for services	-	-	575,242
Loss on equity investment	-	-	59,146
Gain on disposal of equity instruments	-	-	(39,497)
Fair value of options granted	-	643,720	643,720
Write-off of notes receivable	-	-	600,000
Loss on disposal of assets	-	-	(476,709)
Changes in operating assets and liabilities
Increase in accounts receivable	-	600,000	(197,463)
Increase in prepaid expenses	-	-	(219,165)
Decrease in deposits	-	-	5,285
Change in accounts payable	-	12,377	1,303,028
Increase in accrued expenses	-	-	(728,051)

Net Cash Used by Operating Activities	(117,600)	(134,350)	(15,536,564)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of oil and gas properties	-	-	(2,427,507)
Change in fixed assets	-	-	1,074,406
Change in deposits on fixed assets	-	-	671,138
Change in notes receivable	-	-	(600,000)
Cash paid on equity investment	-	-	(87,500)

Net Cash Used by Investing Activities	-	-	(1,369,463)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in notes payable, net	-	-	-
Cash received on subscriptions receivable	-	-	317,600
Sale of common stock for cash	-	-	16,956,027

Net Cash Provided by Financing Activities	-	-	17,273,627

NET DECREASE IN CASH	(117,600)	(134,350)	367,600

CASH AT BEGINNING OF PERIOD	485,200	795,436	-

CASH AT END OF PERIOD	$367,600	$661,086	$367,600

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$544	$11,324
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009 and December 31, 2008

NOTE 3 - GOING CONCERN

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

During the first half of 2009 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operations

Three Months Ended June 30, 2009

Revenues and Other Income

We had no revenues in either of the three month periods ended June 30, 2009 or 2008.  We had no other income for either of the three month periods ended June 30, 2009 or 2008.

Expenses

We had general and administrative expenses of $42,488 in the three month period ended June 30, 2009, a decrease of $1,209,403 from the $1,251,891 of general and administrative expenses incurred in the three month period ended June 30, 2008.  The decrease in general and administrative expense is primarily attributable to the Company’s issuance of stock options for services during the six months ended June 30, 2008.  We recorded interest income of $906 in the three months ended June 30, 2009, an increase of $906 from the three months ended June 30, 2008.  The increase in interest income is attributable to the fact that the Company’s cash account balances being moved into interest-bearing accounts.

Net Losses

We had a net loss of $(41,582), or $0.00 per share, during the three month period ended June 30, 2009, compared to a net loss of $(1,251,891), or $0.04 per share, during the comparable period of 2008.

Six Months Ended June 30, 2009

Revenues and Other Income

We had no revenues in either of the six month periods ended June 30, 2009 or 2008.  We had no other income for either of the six month periods ended June 30, 2009 or 2008.

Expenses

We had general and administrative expenses of $120,037 in the six month period ended June 30, 2009, a decrease of $1,270,410 from the $1,390,447 of general and administrative expenses incurred in the six month period ended June 30, 2008.  The decrease in general and administrative expenses is primarily attributable to a decrease in stock options granted for services.  We recorded interest income of $2,437 in the six months ended June 30, 2009, an increase of $2,437 from the six months ended June 30, 2007.  The increase in interest income is attributable to the fact that the Company’s cash account balances being moved into interest-bearing accounts.

Net Losses

We had a net loss of $(117,600, or $0.00 per share, during the six month period ended June 30, 2009, compared to a net loss of $(1,390,447), or $0.04 per share, during the comparable period of 2008.  The primary reason for the decrease in net loss was a decrease in stock options granted for services.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had current assets consisting solely of cash and cash equivalents of $367,600.

At June 30, 2009, we had current liabilities of $-0-.

At June 30, 2009, we had a total accumulated deficit of $17,538,810.

We expect to have monthly overhead costs of approximately $25,000 per month for the next twelve months.  Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).   Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.  As of June 30, 2009, our remaining cash balance will be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2009.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  In addition, we may need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company; however,  it is unlikely that we will be able raise additional capital until we identify and possibly close such an acquisition for our company .  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital.  If we are not able to raise capital as necessary, it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flows

For the six months ended June 30, 2009, net cash used by operating activities was $117,600, attributable entirely to a net loss of $117,600.  We did not report any cash used in investing or financing activities during the six months ended June 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we had no off-balance sheet arrangements.

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

STANDARD DRILLING, INC.

DATED: September 11, 2009	By: /s/ David S. Rector
David S. Rector
Chief Executive Officer , Chief Financial Officer, principal executive officer, principal accounting and financial officer