Form 10-Q
period 2009-09-30
Standard Drilling, Inc.
filed 2009-11-23
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________________
Commission file number: 000-51569

STANDARD DRILLING, INC.
(Name of registrant as specified in its charter)

Nevada	84-1598154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Terrace Way, Walnut Creek, CA	94597
(Address of principal executive offices)	(Zip Code)

(925) 938-0406
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ] No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [√] No [  ]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  33,458,880 shares of common stock are issued and outstanding as of November 18, 2009.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD DRILLING, INC. (A Development Stage Company) Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$323,027	$485,200

Total Current Assets	323,027	485,200

TOTAL ASSETS	$323,027	$485,200

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, zero shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 33,458,880 and 33,458,880
shares issued and outstanding, respectively	33,459	33,459
Additional paid-in capital	17,872,951	17,872,951
Accumulated deficit	(17,583,383)	(17,421,210)

Total Stockholders' Equity	323,027	485,200

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$323,027	$485,200
The accompanying condensed notes are an integral part of these interim financial statements.

STANDARD DRILLING, INC. (A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					of the
					Development
					Stage on
	For the Three		For the Nine		February 14,
	Months Ended		Months Ended		2006 Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES - Drilling	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

Consulting	30,000	41,000	46,476	1,401,447	1,583,363
General and administrative	15,110	47,716	118,670	77,716	211,476

Total Operating Expenses	45,110	88,716	165,146	1,479,163	1,794,839

OPERATING LOSS	(45,110)	(88,716)	(165,146)	(1,479,163)	(1,794,839)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-	-	-
Interest income	537	-	2,973	-	3,856

Total Other Income
(Expense)	537	-	2,973	-	3,856

LOSS BEFORE
DISCONTINUED
OPERATIONS	(44,573)	(88,716)	(162,173)	(1,479,163)	(1,790,983)

Loss from Discotinued
Operations	-	-	-	-	(15,792,400)

NET LOSS	$(44,573)	$(88,716)	$(162,173)	$(1,479,163)	$(17,583,383)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.04)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	33,458,880	34,207,000	33,458,880	34,207,000

The accompanying condensed notes are an integral part of these interim financial statements.

STANDARD DRILLING, INC. (A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional	Stock	Prepaid	Retained
	Common Stock		Paid-In	Subscriptions	Stock	Earnings
	Shares	Amount	Capital	Receivable	Awards	(Deficit)

Balance at inception on February 14, 2006	-	$-	$-	$-	$-	$-

Initial capital from founding shareholders for services rendered	23,000,000	23,000	-	-	-	-

Issuance of common stock for cash, prepaid services, and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-

Net loss for the period from inception on February 14, 2006
through December 31, 2006	-	-	-	-	-	(3,624,042)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,042)

Cash received on subscriptions receivable	-	-	-	317,600	-	-

Amortization of prepaid services to paid-in capital	-	-	(742,472)	-	722,755	-

Write-off of stock subscriptions receivable	-	-	-	52,400	-	-

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(12,243,212)

Balance, December 31, 2007	34,207,000	34,207	17,228,483	-	-	$(15,867,254)

Fair value of options granted and amended	-	-	643,720	-	-	-

Common shares cancelled	(748,120)	(748)	748	-	-	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(1,553,956)

Balance, December 31, 2008	33,458,880	33,459	17,872,951	-	-	(17,421,210)

Net loss for the nine months ended
September 30, 2009 (unaudited)	-	-	-	-	-	(162,173)

Balance, September 30, 2009 (unaudited)	33,458,880	$33,459	$17,872,951	$-	$-	$(17,583,383)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC. (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the Development
			Stage on
	For the Nine	For the Nine	February 14, 2006
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,173)	$(1,479,163)	$(17,583,383)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	-	-	476,710
Common stock issued for services	-	-	575,242
Loss on equity investment	-	-	59,146
Gain on disposal of equity instruments	-	-	(39,497)
Fair value of options granted	-	643,720	643,720
Write-off of notes receivable	-	-	600,000
Loss on disposal of assets	-	-	(476,709)
Changes in operating assets and liabilities
Change in accounts receivable	-	600,000	(197,463)
Increase in prepaid expenses	-	-	(219,165)
Decrease in deposits	-	-	5,285
Change in accounts payable	-	5,292	1,303,028
Increase in accrued expenses	-	-	(728,051)

Net Cash Used by Operating Activities	(162,173)	(230,151)	(15,581,137)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of oil and gas properties	-	-	(2,427,507)
Change in fixed assets	-	-	1,074,406
Change in deposits on fixed assets	-	-	671,138
Change in notes receivable	-	-	(600,000)
Cash paid on equity investment	-	-	(87,500)

Net Cash Used by Investing Activities	-	-	(1,369,463)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in notes payable, net	-	-	-
Cash received on subscriptions receivable	-	-	317,600
Sale of common stock for cash	-	-	16,956,027

Net Cash Provided by Financing Activities	-	-	17,273,627

NET DECREASE IN CASH	(162,173)	(230,151)	323,027

CASH AT BEGINNING OF PERIOD	485,200	795,436	-

CASH AT END OF PERIOD	$323,027	$565,285	$323,027

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$544	$11,324
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, Sputnik adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

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

NOTE 4 – SUBSEQUENT EVENTS

There were no subsequent events from the end of the quarter to November 13, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three months and nine months ended September 30, 2009 and 2008 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our ability to effectively pursue our business plan has been adversely impacted by a number of factors related to our former operations.  The efforts on our behalf by Mr. David S. Rector, our sole officer and director and the individual responsible for our efforts to identify and close an acquisition with an operating company, have been substantially focused on matters related matters arising from a default by PBT Capital Partners, LLC under the terms of a September 2007 agreement and amendments thereto related to the sale of assets to this entity, and pending litigation which has resulted from this default.

PBT Capital Partners, LLC is a private company whose sole shareholder was Prentis B. Tomlinson, Jr., our former Chairman and Chief Executive Officer.  As a result of PBT Capital Partners, LLC’s default under the various agreements, on September 15, 2009 we received a copy of a Final Judgment entered against our company on June 30, 2009 in the District Court in Johnson County, Texas in the aggregate amount of approxmatley $202,874 for taxes, penalties, interest and attorneys fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325, plus additional attorneys’ fees in the conditional event of appeal.  The aforedescribed judgment relates to the unpaid property taxes.  Romfor West Africa, Ltd., a cross-plaintiff in the action underlying the judgment, has also served us with written discovery.

We have hired counsel in Texas to evaluate our options with respect to the judgment as well as to represent us in our efforts to collect the amounts due to us by PBT Capital Partners, LLC under a $600,000 note and to cause that company and Mr. Tomlinson to perform in accordance with the various agreements.  However, until these matters are essentially resolved the uncertainty related thereto will continue to adversely impact our ability to close a business combination with an operating company.

As of the date of this filing, while we have had conversations with potential merger or acquisition targets, we have not entered into any definitive agreement with any party. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

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

During the first nine months of 2009 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses and minimal fees associated with searching out potential merger or acquisition targets.

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

During the next 12 months we anticipate incurring costs related to:

•           filing of our quarterly, annual and other reports under the Securities Exchange Act of 1934, and
•           costs relating to consummating an acquisition.

We believe we will be able to meet these costs with our current cash on hand.

Results of Operations

Three Months Ended September 30, 2009

Revenues and Other Income

We had no revenues in either of the three month periods ended September 30, 2009 or 2008. We had no other income for either of the three month periods ended September 30, 2009 or 2008.

Expenses

We had general and administrative expenses of $15,110 in the three month period ended September 30, 2009, a decrease of $32,606 from the $47,716 of general and administrative expenses incurred in the three month period ended September 30, 2008.  We also incurred $30,000 in consulting fees during the three months ended September 30, 2009, a decrease of $11,000 from the $41,000 in consulting fees incurred during the comparable period of 2008. We recorded interest income of $537 in the three months ended September 30, 2009, an increase of $537 from the three months ended September 30, 2008. The increase in interest income is attributable to the fact that the Company’s cash account balances being moved into interest-bearing accounts.  During the quarter we reduced our insurance expenses by approximately $3,000 per month, however, we anticipate that this reduction will be offset by increased legal fees related to the defaults by PBT Capital Partners, LLC and related ligation described earlier in this section.

Net Losses

We had a net loss of $(44,573), or $0.00 per share, during the three month period ended September 30, 2009, compared to a net loss of $(88,716), or $0.00 per share, during the comparable period of 2008.

Nine Months Ended September 30, 2009

Revenues and Other Income

We had no revenues in either of the nine month periods ended September 30, 2009 or 2008. We had no other income for either of the nine month periods ended September 30, 2009 or 2008.

Expenses

We had general and administrative expenses of $118,670 in the nine month period ended September 30, 2009, a decrease of $1,282,777 from the $1,401,447 of general and administrative expenses incurred in the six month period ended June 30, 2008. We incurred consulting expenses in the amount of $46,476 during the nine months ended September 30, 2009, a decrease of $31,240 from the $77,716 incurred during the comparable period of 2008.  The decrease in general and administrative expenses is primarily attributable to a decrease in stock options granted for services. We recorded interest income of $2,973 in the nine months ended September 30, 2009, an increase of $2,973 from the nine months ended September 30, 2008. The increase in interest income is attributable to the fact that the Company’s cash account balances being moved into interest-bearing accounts.

Net Losses

We had a net loss of $(162,173), or $0.00 per share, during the nine month period ended September 30, 2009, compared to a net loss of $(1,479,163), or $0.04 per share, during the comparable period of 2008. The primary reason for the decrease in net loss was a decrease in stock options granted for services.

Liquidity and Capital Resources

At September 30, 2009, we had current assets consisting solely of cash and cash equivalents of $323,027. At September 30, 2009, we had current liabilities of $-0-. At September 30, 2009, we had a total accumulated deficit of $17,583,383.

We expect to have monthly overhead costs of approximately $22,000 per month for the next twelve months, of which approximately $5,000 pertains to legal fees, $5,000 pertains to accounting fees, and $12,000 pertains to basic general and administrative expenses incurred in the pursuit of various business opportunities.   These estimates, however, are subject to change if our legal fees increase as described elsewhere herein.  Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of September 30, 2009, our remaining cash balance will be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2009. The actual amount and timing of our capital expenditures may differ materially from our estimates. In addition, we may need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company; however, it is unlikely that we will be able raise additional capital until we identify and possibly close such an acquisition for our company. Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. If we are not able to raise capital as necessary, it is possible we will be unable to close an acquisition which will provide operating revenues to our company. In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flows

For the nine months ended September 30, 2009, net cash used by operating activities was $162,173, attributable entirely to a net loss of $162,173. We did not report any cash used in investing or financing activities during the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.  Controls and Procedures.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD DRILLING, INC.
November 19, 2009	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer