Form 10-K
period 2009-12-31
Standard Drilling, Inc.
filed 2010-05-04
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ √ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes [ √ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [√] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $26,767 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   33,458,880 shares of common stock are issued and outstanding as of April 29, 2010.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “Standard Drilling", "we"", "our", the "Company" and similar terms refer to Standard Drilling, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ended December 31, 2009 and “2008” refers to the year ended December 31, 2008.

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

Employees

We do not have any employees.   Mr. Rector, our Chief Executive Officer, provides services to us under the terms of a compensation arrangement with a company that he controls.  Mr. Rector is involved in other business activities and devotes his time and attention to our business on a part-time basis as needed.

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

In July 2009 the Company received notification of $202,873.70 in property taxes owed to the state of Texas, relating to the 2007 fiscal year, and a related judgment payable in the amount of $8,325.00 dated June 30, 2009.  Accordingly, the Company has recorded contingent liabilities for these amounts, due to the fact that the Company believes these liabilities fall under the definition of those liabilities to have been legally assumed by Mr. Prentis Tomlinson pursuant to his agreement with the Company.  The Company has recorded interest on these contingent liabilities at a rate of 6.0% per annum.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $18.5 million as of December 31, 2009. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Following the transactions with Romfor West Africa and PBT which are described earlier in this section, our operating expenses are minimal and will be funded from our existing working capital.  However, we anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate a business combination within a reasonable period of time, we may not have sufficient resources to continue meeting our reporting obligations with the Securities and Exchange Commission or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

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

Mr. Rector, who serves as our sole officer and director, devotes only approximately 40% of his time to the business and affairs of our company.  Because Mr. Rector is primarily responsible for the identification and consummation of an acquisition of an operating company for us, we are materially dependent upon his efforts on our part.  It is possible that because he does not spend his full time and efforts on our behalf that it may take longer to identify and close an acquisition of an operating company than if he was employed by us on a full-time basis.

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

ITEM 4.  (REMOVED AND RESERVED).

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

	High	Low
2008
First quarter ended March 31, 2008	$0.18	$0.125
Second quarter ended June 30, 2008	$0.13	$0.125
Third quarter ended September 30, 2008	$0.19	$0.13
Fourth quarter ended December 31, 2008	$0.13	$0.0008

2009
First quarter ended March 31, 2009	$0.0008	$0.0008
Second quarter ended June 30, 2009	$0.008	$0.0008
Third quarter ended September 30, 2009	$0.0008	$0.0008
Fourth quarter ended December 31, 2009	$0.0008	$0.0008

The closing price of our common stock as reported on the Pink Sheets was $0.0011 per share on March 31, 2010.  No shares of our common stock have traded since that date.  As of April 29, 2010, there were approximately 208 record owners of our common stock.

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

Restatement of 2008 Financial Statements

As disclosed in our Current Report on Form 8-K as filed on October 12, 2009, our management concluded that our financial statements for the years ended December 31, 2008 and 2007 could no longer be relied upon as a result of errors  related to our failure to record contingent liabilities of approximately $212,0000 and $199,000 at December 31, 2008 and 2007, respectively, related to potential tax liabilities associated with assets sold to PBT Capital Partners, LLC for which releases were not obtained in accordance with PBT Capital Partners, LLC’s obligations under the terms of the transaction.  Our balance sheet at December 31, 2008 and statement of operations, statements of stockholders’ equity and statement of cash flow for the year ended December 31, 2008 appearing elsewhere in this report have been restated to correct the accounting errors.  Please see Note 8 of the Notes to Financial Statements appearing elsewhere herein more information on the impact of this restatement on our financial statements.

Results of Operations

2009 compared to 2008

Net sales

For 2009 and 2008 we had no revenues from continuing operations. As of December 31, 2009, we have had only minimal operations, which mainly consisted of searching out potential merger or acquisition targets.

General and Administrative Expenses

For 2009, general and administrative expenses from continuing operations were $263,538. During 2008 we had $311,095 in general and administrative expenses. During 2008, we recorded a bad debt of $600,000 as a result of the write-off of the note payable issued to us by PBT in 2007 and $1,244,230 of non-cash expense for the value of options granted. We recorded a non-cash expense of $112,442 related to options granted to Mr. David Rector, our sole officer and director, during 2008 and a non-cash expense of $1,131,789 related to the reduction in the exercise price on 10,800,300 of previously granted warrants.  In 2008 we made an allowance for bad debts for the note receivable as the collection thereof was deemed unlikely, however we continue to actively pursue collection of the note. The balance of our general and administrative expenses for 2008 were legal, accounting and consulting fees incurred to keep our filing status current and to search for new business opportunities. In 2009 the significant majority of our general and administrative expenses were legal, accounting and professional fees incurred to keep our filing status current and to search for new business opportunities.

Net Loss

For 2009, we had a net loss of $272,855.  The net loss is primarily attributable to the operating expenses of $263,538 and interest expense in the amount of $12,672. During 2008, we had a total net loss of $2,166,615, which included $2,155,325 of operating expenses, coupled with $12,172 in interest expense.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $267,760.  We expect to have monthly overhead costs of approximately $25,000 per month for the next 12 months, which includes approximately $10,000 associated with professional fees including legal, accounting and EDGAR filing costs incurred in connection with our compliance with our reporting obligations under Federal securities laws, $10,000 in general overhead costs including consulting fees paid for Mr. Rector’s services to us and directors and officers insurance, and $5,000 in costs related to our efforts to find a new business to acquire or merge with.  In addition, as described earlier in this report, PBT is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 as of December 31, 2009.  No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT which relieved us from those liabilities.  We do not believe that there is a more than remote likelihood that a third party claim for any of these amounts would be reasonably likely to result in our liquidity increasing or decreasing in any material way.

In addition, On September 15, 2009 we received via certified mail a copy of a Final Judgment entered against Standard Drilling, Inc. on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorneys fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325.00, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at December 31, 2009 reflects contingent liabilities of approximately $236,000 related to this judgment.

Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  To date, the net proceeds from the sales of securities have been used to fund the construction of our drilling rigs and our general and administrative costs including costs for the registration of our securities in 2002.  Our future liquidity and our liquidity in the next 12 months depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of December 31, 2009, our remaining cash balance will likely not be sufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2010.   The actual amount and timing of our capital expenditures may differ materially from our estimates.   We will likely need to raise additional capital through the sale of equity and/or debt securities to meet our general cash flow requirements or to complete the acquisition of an operating company; however, it is unlikely that we will be able raise additional capital until we identify and possibly close such an acquisition for our company.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital.  If we are not able to raise capital as necessary, it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flow from Operating Activities

For 2009, net cash used by operating activities was $217,440, primarily attributed to a net loss of $272,855 offset by an increase in contingent liabilities in the amount of $20,997, and an increase in accounts payable of $34,418.

Cash Flow from Investing Activities

For 2009, net cash provided by investing activities was $-0-.

Cash Flow from Financing Activities

For 2009, net cash provided by financing activities was $-0-.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

STANDARD DRILLING, INC.

FINANCIAL STATEMENTS

December 31, 2009 and 2008

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Standard Drilling, Inc.
   (A Development Stage Company)
   Walnut Creek, California

We have audited the accompanying balance sheets of Standard Drilling, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit) and of cash flows for the years then ended. These financial statements are the responsibility of the management of Standard Drilling, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Drilling, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, Standard Drilling suffered recurring losses from operations and has a working capital deficiency at December 31, 2009. These factors and others raise substantial doubt about Standard Drilling's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Standard Drilling cannot continue in existence.

As discussed in Note 8 to the financial statements, the 2008 financial statements have been restated to correct misstatements in the financial statements.

/s/ M&K CPAs, PLLC
www.mkacpas.com
Houston, Texas
April 30, 2010

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,
	2009	2008
		(Restated)

CURRENT ASSETS

Cash	$267,760	$485,200

Total Current Assets	267,760	485,200

TOTAL ASSETS	$267,760	$485,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$39,418	$5,000
Contingent Liabilites	236,043	215,046

Total Current Liabilities	275,461	220,046

TOTAL LIABILITIES	275,461	220,046

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,514,621)	(18,241,766)

Total Stockholders' Equity (Deficit)	(7,701)	265,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$267,760	$485,200

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING
(A Development Stage Company)
Statements of Operations

			From Inception
			on February 14,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2009	2008	2009
		(Restated)

REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	263,538	423,536	969,825
Bad debt expense	-	600,000	600,000

Total Operating Expenses	263,538	1,023,536	1,569,825

INCOME (LOSS) FROM OPERATIONS	(263,538)	(1,023,536)	(1,569,825)

OTHER INCOME (EXPENSES)

Interest income	3,355	882	4,237
Interest expense	(12,672)	(12,172)	(24,844)

Total Other Income (Expenses)	(9,317)	(11,290)	(20,607)

LOSS BEFORE DISCONTINUED OPERATIONS	(272,855)	(1,034,826)	(1,590,432)

DISCONTINUED OPERATIONS	-	-	(15,792,400)

LOSS BEFORE INCOME TAXES	(272,855)	(1,034,826)	(17,382,832)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(272,855)	$(1,034,826)	$(17,382,832)

DEEMED DIVIDEND	-	(1,131,789)	(1,131,789)

NET LOSS ATTIBUTABLE TO
COMMON SHAREHOLDERS	$(272,855)	$(2,166,615)	$(18,514,621)

BASIC LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,747,814

The accompanying notes are an integral part of these financial statements

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
			Additional	Stock	Prepaid	During the
	Common Stock		Paid-in	Subscriptions	Stock	Development
	Shares	Amount	Capital	Receivable	Awards	Stage	Total
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Contributed capital for services	23,000,000	23,000	-	-	-	-	23,000

Common stock issued for
cash, prepaid services and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services
to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,451,110)	(12,451,110)

Balance December 31, 2007	34,207,000	34,207	17,228,483	-	-	(16,075,151)	1,187,539

Common shares cancelled	(748,120)	(748)	748	-	-	-	748

Fair value of options granted
and revalued	-	-	112,441	-	-	-	112,441

Deemed dividend	-	-	1,131,789	-	-	(1,131,789)	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,034,826)	(1,034,826)

Balance, December 31, 2008	33,458,880	33,459	18,473,461	-	-	(18,241,766)	265,154

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(272,855)	(272,855)

Balance, December 31, 2009	33,458,880	$33,459	$18,473,461	$-	$-	$(18,514,621)	$(7,701)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on February 14,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2009	2008	2009
		(Restated)
OPERATING ACTIVITIES

Net loss	$(272,855)	$(1,034,826)	$(17,382,832)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation, depletion and amortization	-	-	476,710
Common stock issued for services	-	-	575,242
Loss on equity investment	-	-	59,146
Gain on disposal of equity instruments	-	-	(39,497)
Fair value of options granted	-	112,441	112,441
Write off of notes receivable	-	600,000	600,000
Loss on disposal of assets	-	-	(476,709)
Changes to operating assets and liabilities:
Increase in accounts receivable	-	-	(197,463)
Increase in prepaid expenses	-	-	(219,165)
Decrease in deposits	-	-	5,285
Increase in accounts payable	34,418	(27,343)	1,342,446
Increase in contingent liabilities	20,997	12,172	236,043
(Decrease) in accrued expenses	-	-	(728,051)

Net Cash Used in Operating Activities	(217,440)	(337,556)	(15,636,404)

INVESTING ACTIVITIES

Purchase of oil and gas properties	-	-	(2,427,507)
Purchase of fixed assets	-	-	1,074,406
Payment of deposits on fixed assets	-	-	671,138
Change in notes receivable	-	-	(600,000)
Cash paid on equity investment	-	-	(87,500)

Net Cash Used in Investing Activities	-	-	(1,369,463)

FINANCING ACTIVITIES

Cash received on subscriptions receivable	-	-	317,600
Sale of common stock for cash	-	-	16,956,027

Net Cash Provided by Financing Activities	-	-	17,273,627

NET INCREASE (DECREASE) IN CASH	(217,440)	(310,236)	267,760

CASH AT BEGINNING OF PERIOD	485,200	822,756	-

CASH AT END OF PERIOD	$267,760	$485,200	$267,760

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on February 14,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2009	2008	2009
		(Restated)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES

Deemed dividend	$-	$1,131,789	$1,131,789

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Standard Drilling, a Nevada Corporation, was organized to provide contract land drilling services to independent and major oil and gas exploration and production companies. As of September 30, 2007, the Company ceased all ongoing operations and is evaluating financing alternatives and strategic options.

On September 24, 2007, Standard Drilling, Inc. (“the Company") entered into an Asset Purchase Agreement with PBT Capital Partners, LLC. Under the terms of the Asset Purchase Agreement, PBT Capital Partners, LLC assumed substantially all of the Company's assets and associated and contingent liabilities in order to improve the financial position of the Company. As of the effective date of the Asset Purchase Agreement, the Company's existing and contingent liabilities exceeded the value of its assets.

The Asset Purchase Agreement was part of a plan of restructuring which the Company anticipates will allow it to raise additional capital and pursue new business opportunities. The Company's Board of Directors will continue to evaluate the Company's strategic options.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception and expects to continue to incur losses. As of December 31, 2009, the Company has not established an ongoing source of revenues and has generated operating losses since inception and expects to continue to incur losses. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to attain additional financing and/or merge with an existing operating company. The Company’s plan is complete a merger or acquisition of an existing operating company. There is no assurance that the Company will be able to implement its business plan or obtain adequate financing to fund future operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments - The Company has adopted the fair value-based method of accounting for stock-based employee compensation in accordance with FASB Pronouncements.  Option expense of $112,442 and $1,244,230 was recognized for the years ended December 31, 2009 and 2008, respectively.  The expense was calculated using the BlackScholes valuation model, assuming a volatility factor from 185% to 293% and discount rates from 2.4% to 2.9%.

Fair Value of Financial Instruments – Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at December 31, 2009 and 2008.

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2009	2008
NET LOSS	$(272,855)	$(2,166,615)
BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.06)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	33,458,880	33,747,814

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.  Common stock equivalents are excluded from the computation of fully diluted loss per share because they would have been anti-dilutive. The Company has 11,800,300 common stock equivalents outstanding as of December 31, 2009 and 2008.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition - The Company applies FASB provisions for the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$6,615,129	$6,508,717
Deferred tax liabilities:	-	-
Valuation allowance	(6,615,129)	(6,508,717)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Book Loss from Operations	$(106,412)	$(844,980)
Valuation allowance	106,412	844,980
	$-	$-

At December 31, 2009, the Company had net operating loss carry forwards of approximately $16,901,350 that may be offset against future taxable income from the year 2010 through 2030.  No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements - Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 –  STOCKHOLDERS’ EQUITY

Preferred Stock

Standard Drilling is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of December 31, 2009 and 2008, none of the preferred stock is outstanding.

Common Stock

Standard Drilling is authorized to issue 100,000,000 shares of common stock, par value of $.001 per share. The founding shareholders were issued 23,000,000 shares of common stock for services rendered. On June 9, 2006, Standard Drilling completed a private offering of 9,111,500 units at a price of $2.00 per unit realizing net proceeds after offering costs of $15,868,290. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $1.75 per share for every two shares of common stock the investor purchases in the offering. There were 9,111,500 warrants granted in the offering and the warrants expire two years from purchase. These warrants are valued at $954,815. Standard Drilling recognized fees and expenses related to the offering of $1,734,710. Standard Drilling also granted 1,688,800 warrants at an exercise price of $1.00 per share with the same terms and conditions as those issued in the private offering to the placement agent. These warrants were valued at $176,973.

NOTE 4 –  SHAREHOLDERS’ EQUITY (Continued)

Reverse Merger

In the Merger, Online Holdings exchanged 41,223,000 shares of its common stock for 41,223,000 shares of common stock of Standard Drilling Delaware and reserved for issuance (1) 10,800,300 shares of common stock pursuant to outstanding warrants to purchase common stock of Standard Drilling Delaware that were assumed by Online Holdings, and (2) 8,545,000 shares of common stock pursuant to outstanding options to purchase common stock of Standard Drilling Delaware pursuant to the Standard

Drilling, Inc. 2006 Stock Incentive Plan that were assumed by Online Holdings. Standard Drilling Delaware paid Online Holdings $60,000 as a deposit pursuant to the Merger Agreement. A condition to the Merger was an agreement by the then principal stockholder of Online Holdings to cancel, immediately prior to the Merger, 20,000,000 outstanding shares of common stock of Online Holdings that had been issued to the principal shareholder. In consideration of such cancellation, Online Holdings paid the principal shareholder $60,000, and Standard Drilling recognized recapitalization expense of $60,000. The then principal shareholder of Online Holdings also assumed the net liabilities of Online Holdings. As a result of the Merger, Online Holdings changed its name to Standard Drilling, Inc. During the years ended December 31, 2008 and 2007, 748,120 and 10,866,000 and 748,120 shares were returned to the Company and cancelled.  As of December 31, 2008 and 2009, Standard Drilling had 33,458,880 shares of common stock issued and outstanding and an additional 19,345,300 shares of common stock reserved for issuance.

NOTE 5 –  OPTIONS AND WARRANTS

On June 6, 2008, the Company’s Board of Directors approved the reduction of the purchase price of all warrants issued by the Company to date, totaling warrants to purchase an aggregate of 10,800,300 common shares of the Company from $1.75 per share in connection with 9,111,500 warrants and from $1.00 per share in connection with 1,688,800 warrants to $0.125 per share, while extending the exercise period from June 9, 2008 until June 9, 2010.  The Company also revised the acceleration term for the acceleration of the termination of the term of the warrants which will lapse in the event the common stock of the Company trades at $0.25 per share for a trading period of 20 days following notice to the warrant holders. Also on or about June 19, 2008, the Board of Directors of the Company approved the issuance of options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share for (5) five years to the Company’s President and Chief Executive Officer, David S. Rector.  The Company issued the options as consideration for services rendered to the Company by Mr. Rector.  These options were valued at $112,442.

NOTE 5 –  OPTIONS AND WARRANTS (Continued)

During 2009 and 2008, the Company recorded a compensation expense of $112,442 and $1,244,230, respectively, related to share-based payment awards as a result of adopting SFAS 123R. The Company recognizes compensation expense for share-based payment awards on the straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting installment. Compensation expense related to share-based payment awards is recorded in general and administrative expense. The fair value of each option or warrant award is estimated on the date of the grant using the Black-Scholes -pricing model that uses the assumptions noted in the following table. The expected term of the options or warrants granted represents the period of time that options or warrants granted are expected to be outstanding. Expected volatilities are based on historical volatility of the stock of similar companies and other factors. The risk-free interest rate for the period matching the expected term of the option or warrant is based on the U.S. Treasury yield curve in effect at the time of the grant. The following table sets forth information about the weighted-average fair value of options granted during the years ended December 31, 2009 and 2008 and the weighted-average assumptions used for such grants:

	2009	2008
Dividend yields	-	0.0%
Expected volatility	-	185.32%
Risk-free interest rate	-	2.92%
Expected option terms	-	2.5 years

Common Stock Options

Changes in stock options and warrants issued for the years ended December 31, 2009 and 2008 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Outstanding, December 31, 2007	10,800,300	$1.37
Granted	1,000,000	0.13
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2008	11,800,300	$0.13
Exercisable, December 31, 2008	11,800,300	$0.13
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2009	11,800,300	$0.13
Exercisable, December 31, 2009	11,800,300	$0.13

NOTE 5 –  OPTIONS AND WARRANTS (Continued)

The following table summarizes information about stock options and warrants outstanding at December 31, 2009:

Options/Warrants Outstanding			Options/Warrants Exercisable
		Weighted	Weighted Average		Weighted
Range of	Number	Average	Remaining Life		Average
Prices	Outstanding	Exercise Price	(in years)	Options	Exercise Price
$0.013	10,800,300	$0.13	0.50	10,800,300	$0.13
0.013	1,000,000	0.13	1.50	1,000,000	0.13
	11,800,300	$0.13		11,800,300	$0.13

The Company revised the exercise price of several outstanding warrants during the year ended December 31, 2008.  The revisions to the exercise prices were accounted for in accordance with ASC 718.  Pursuant to the provisions of ASC 718, the Company revalued the warrants by comparing the terms of the original warrants with the terms of the revised warrants and recorded the difference in value between the two warrants as a deemed dividend in accordance with ASC Topic 470.  The Company used the Black-Scholes Options Pricing Model to calculate the amount of the dividend to be recorded.  Variables that were used in the calculation of the amount of the dividend were the price of the Company’s common stock on the measurement date, the exercise price of the warrants, the term of the warrants, the discount rate, and the computed volatility.

NOTE 6 – CONTINGENCIES

In conjunction with the Asset Purchase Agreement with PBT Capital Partners certain liabilities and obligations of the Company were assumed by the PBT Capital Partners. The Company has not received formal releases from the liabilities assumed by PBT Capital Partners; however, no claims have been made against the Company for the liabilities and obligations. The Company would make a corresponding claim against PBT Capital Partners if any claims were made against the Company.

In July 2009 the Company received notification of $202,874 in property taxes owed to the state of Texas, relating to the 2007 fiscal year, and a related judgment payable in the amount of $8,325 dated June 30, 2009.  Accordingly, the Company has recorded contingent liabilities for these amounts, due to the fact that the Company believes these liabilities fall under the definition of those liabilities to have been legally assumed by Mr. Prentis Tomlinson pursuant to his agreement with the Company.  The Company has recorded interest on these contingent liabilities at a rate of 6.0% per annum.

NOTE 7 – CORRECTION OF AN ERROR

Pursuant to Note 7, the Company determined that it failed to properly record contingent liabilities of approximately $212,000 and approximately $199,000 at December 31, 2008 and 2007, respectively, related to potential tax liabilities associated with assets sold to PBT Capital Partners, LLC for which releases were not obtained in accordance with PBT Capital Partners, LLC’s obligations under the terms of the transaction.  In addition, the Company failed to properly accrue accounts payable in the amount of $32,343 at December 31, 2007 and erroneously recognized the related expenses in 2008.  The attached financial statements have been restated so as to correctly record the contingent liabilities.  The table below illustrates the effects of this restatement.

December 31, 2008	As Originally	As
BALANCE SHEET	Filed	Restated

Cash	$485,200	$485,200
Accounts payable	-	5,000
Contingent liabilities	-	215,046
Common stock	33,459	33,459
Additional paid-in capital	17,872,951	18,473,461
Accumulated deficit	(17,421,210)	(18,241,766)

For the Year Ended December 31, 2008	As Originally	As
STATEMENT OF OPERATIONS	Filed	Restated

General and administrative	$(1,339,792)	$(311,095)
Stock-based compensation	-	1,244,230
Bad debt expense	-	600,000
Interest income	882	882
Interest expense	(12,172)	(12,172)
Net loss	$(1,351,082)	$(2,166,615)

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. There are no subsequent events requiring disclosure other than the one noted above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On August 18, 2009, we dismissed Moore & Associates, Chartered as our independent registered public accounting firm and engaged Seale and Beers, CPAs as our independent registered public accounting firm.  Moore & Associates, Chartered audited our financial statements for the periods ended December 31, 2008, 2007 and 2006.  The dismissal of Moore & Associates, Chartered was approved by our Board of Directors on August 18, 2009.  Moore & Associates, Chartered did not resign or decline to stand for re-election.

The Public Company Accounting Oversight Board (PCAOB) revoked the registration of Moore & Associates, Chartered on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality control standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

Neither the report of Moore & Associates, Chartered dated March 24, 2009 on our balance sheets as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from February 14, 2006 (inception) to December 31, 2008 nor the report of Moore & Associates, Chartered dated April 11, 2008 on our balance sheets as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period from February 14, 2006 (inception) to December 31, 2007 contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Moore & Associates, Chartered we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Moore & Associates, Chartered would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining Seale and Beers, CPAs (1) neither we nor anyone on our behalf consulted Seale and Beers, CPAs regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Seale and Beers, CPAs did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

On September 30, 2009, we dismissed Seale and Beers, CPAs as our independent registered public accounting firm.  Seale and Beers, CPAs, which had been engaged by us in August 2009 following our dismissal of Moore & Associates, Chartered as our independent registered public accounting firm, did not issue a report on any of our financial statements during the period in which it served as our independent registered public accounting firm.  The dismissal of Seale and Beers, CPAs was approved by our Board of Directors and Seale and Beers, CPAs did not resign or decline to stand for re-election.

During the period in which Seale and Beers, CPAs served as our independent registered public accounting firm we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Seale and Beers, CPAs would have caused it to make reference to the subject matter of the disagreement in connection with its report.

              On September 16, 2009 we engaged M&K CPAS PLLC to serve as our independent registered public accounting firm.  During our two most recent fiscal years and the subsequent interim period prior to retaining M&K CPAS, PLLC (1) neither we nor anyone on our behalf consulted M&K CPAS, PLLC regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) M&K CPAS, PLLC did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded our the internal control over financial reporting was not effective at December 31, 2009.  As set forth above, we are a small organization with only one employee. Under these circumstances it is impossible to segregate duties and our management has concluded that this lack of segregation of duties represents a material weakness in our internal control over financial reporting at December 31, 2009.  In addition, the Company has noted misstatements in previous SEC filings that have required amendments to previously filed materials.  This fact is also indicative of a material weakness in our internal control over financial reporting at December 31, 2009.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
David S. Rector	63	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director

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

Mr. Rector devotes approximately 40% of his time and attention to our company.

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2009:

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
David S. Rector 1	2009	0	0	0	0	0	0	60,000	60,000
	2008	1,500	0	0	40,263	0	0	43,000	83,263

1           Mr. Rector’s compensation includes $60,000 and $43,000 of consulting fees to an entity owned by Mr. Rector under the terms of an oral agreement as compensation for his services to us for 2009 and 2008, respectively.  Mr. Rector’s 2008 compensation also includes $40,263, representing the value of five-year options to purchase 1,000,000 shares of our common stock with an exercise price of $0.0125 per share granted him in June 2008 as partial compensation for services to us.

How Mr. Rector’s Compensation is Determined

Mr. Rector is not a party to an employment agreement with our company.  Under the terms of an oral agreement, we make periodic payments to an entity owned by Mr. Rector (The David Stephen Group) as compensation for his services to us as our sole officer and director.  The amount of this compensation is determined from time to time by our Board of Directors, of which he is the sole member.  Currently, the Company has been paying Mr. Rector (through the David Stephen Group) $5,000 per month for his services.  The amount of compensation paid is arbitrary and such compensation is not tied to any performance goals or other traditional measurements.  The Board has also, from time to time, awarded Mr. Rector with stock option grants as compensation for his services.  The number and terms of the options granted to Mr. Rector is arbitrarily determined and relies on no specific formula.  The amount of compensation to be paid to Mr. Rector’s company may be increased or decreased from time to time at the sole discretion of our Board.  Mr. Rector provides various corporate and administrative services for the Company, including managing all accounting, auditing, banking, legal, and SEC-reporting matters,  overseeing public relations / investor relations, state certifications, and transfer agent activities, and working actively on locating and negotiating with potential merger/acquisition candidate companies.  Mr. Rector also provides office space, furniture, and telecommunications equipment to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

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

Outstanding Awards. As of December 31, 2009, the outstanding options to purchase common stock under the plan consisted of 1,000,000 options to purchase shares of common stock in the aggregate at an exercise price of $0.125 per share.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  The sole member of our Board of Directors did not receive compensation for his services for the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 29, 2010, we had 33,458,880 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 9, 2010 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
David S. Rector 1	1,000,000	2.9%
All officers and directors as a group (one person)1	1,000,000	2.9%
International Capital Advisory, Inc. 2	2,000,000	6.0%
Kystie Finance Ltd. 3	2,000,000	6.0%
Morrie Tobin 4	3,980,000	11.9%
Wolverine International Holdings Ltd. 5	2,000,000	6.0%

1	The number of shares beneficially owned by Mr. Rector includes options to purchase 1,000,000 shares of our common stock with an exercise price of $0.0125 per share.

2	International Capital Advisory, Inc.’s address is 40 Bassano Road, Toronto, Ontario Canada M2N2K1.

3	Kystie Finance Ltd.’s address is Post Office Box 958, Pasea Estate Road, Tortola BVI.

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

During 2009 we paid $60,000 of consulting fees to an entity owned by Mr. Rector, our CEO, as compensation for his services to us as our sole officer and director.

We do not have a policy regarding the review, approval or ratification of transactions with related parties.

Director Independence

Our sole director is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Moore & Associates Chartered served as our independent registered public accounting firm for 2008.  The audit firms of Seale & Beers and M&K, CPAs PLLC both served as our independent registered public accounting firms during the 2009 fiscal year. The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008.

	2009	2008

Audit Fees	$4,500	$16,875
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$4,500	$16,875

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  Included in audit fees for 2008 are fees of $13,125 billed by Moore & Associates Chartered.

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

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
10.1	Contract with Romfor West Africa Ltd., effective May 15, 2006 (4)
10.2	Standard Drilling, Inc. 2006 Stock Incentive Plan (4)
10.3	Asset Purchase Agreement dated September 24, 2007 between Standard Drilling, Inc. and PBT Capital Partners, LLC (5)
10.4	Letter Agreement dated October 9, 2008 by and between Standard Drilling, Inc., PBT Capital Partners, LLC and Prentis B. Tomlinson, Jr. **
16.1	Letter dated August 18, 2009 from Moore & Associates, Chartered (6)
16.2	Letter dated September 30, 2009 from Seale and Beers, CPAs (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	filed herewith.
**	previously filed.

(1)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 27, 2006.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2006.
(3)	Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-75434, as declared effective by the Securities and Exchange Commission on May 14, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006.
(5)	Incorporated by reference the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on August 27, 2009.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on October 1, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Drilling, Inc.
May 4, 2010	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ David S. Rector David S. Rector	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, sole director, principal executive officer and principal financial and accounting officer	May 4, 2010