Form 10-Q
period 2010-03-31
Standard Drilling, Inc.
filed 2010-05-17
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

or

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
Yes [ ] No [√]

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
Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  33,458,880 shares of common stock are issued and outstanding as of May 14, 2010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to consummate the acquisition of an operating entity and/or assets, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, together with the risks described in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Standard Drilling", "we"", "our", the "Company" and similar terms refer to Standard Drilling, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010 and “2009” refers to the year ended December 31, 2009.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(unaudited)

CURRENT ASSETS

Cash	$198,272	$267,760

Total Current Assets	198,272	267,760

TOTAL ASSETS	$198,272	$267,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$14,702	$39,418
Accrued expenses	239,708	236,043

Total Current Liabilities	254,410	275,461

TOTAL LIABILITIES	254,410	275,461

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,563,058)	(18,514,621)

Total Stockholders' Equity (Deficit)	(56,138)	(7,701)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$198,272	$267,760

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)
			From Inception
			on February 14,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)

REVENUES	$-	$-	$-

COST OF SALES	-	-	-

OPERATING EXPENSES

General and administrative	45,029	72,768	1,014,854
Bad debt expense	-	-	600,000

Total Operating Expenses	45,029	72,768	1,614,854

INCOME (LOSS) FROM OPERATIONS	(45,029)	(72,768)	(1,614,854)

OTHER INCOME (EXPENSES)

Interest income	257	1,750	4,494
Interest expense	(3,665)	(3,043)	(28,509)

Total Other Income (Expenses)	(3,408)	(1,293)	(24,015)

LOSS BEFORE DISCONTINUED OPERATIONS	(48,437)	(74,061)	(1,638,869)

DISCONTINUED OPERATIONS	-	-	(15,792,400)

LOSS BEFORE INCOME TAXES	(48,437)	(74,061)	(17,431,269)

PROVISION FOR INCOME TAXES	-	-	(1,131,789)

NET LOSS	$(48,437)	$(74,061)	$(18,563,058)

DEEMED DIVIDEND	-	-	-

NET LOSS ATTIBUTABLE TO
COMMON SHAREHOLDERS	$(48,437)	$(74,061)	$(18,563,058)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,458,880

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
						Deficit
						Accumulated
			Additional	Stock	Prepaid	During the
	Common Stock		Paid-in	Subscriptions	Stock	Development
	Shares	Amount	Capital	Receivable	Awards	Stage	Total
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Contributed capital for services	23,000,000	23,000	-	-	-	-	23,000

Common stock issued for
cash, prepaid services and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services
to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,451,110)	(12,451,110)

Balance December 31, 2007	34,207,000	34,207	17,228,483	-	-	(16,075,151)	1,187,539

Common shares cancelled	(748,120)	(748)	748	-	-	-	-

Fair value of options granted
and revalued	-	-	112,441	-	-	-	112,441

Deemed dividend	-	-	1,131,789	-	-	(1,131,789)	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,034,826)	(1,034,826)

Balance, December 31, 2008	33,458,880	33,459	18,473,461	-	-	(18,241,766)	265,154

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(272,855)	(272,855)

Balance, December 31, 2009	33,458,880	33,459	18,473,461	-	-	(18,514,621)	(7,701)

Net loss for the three months
ended March 31, 2010 (unaudited)	-	-	-	-	-	(48,437)	(48,437)

Balance, March 31, 2010 (unaudited)	33,458,880	$33,459	$18,473,461	$-	$-	$(18,563,058)	$(56,138)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on February 14,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)
OPERATING ACTIVITIES

Net loss	$(48,437)	$(74,061)	$(1,638,869)
Adjustments to reconcile net loss to
net cash used by operating activities:
Income (loss) from discontinued operations	-	-	(15,792,400)
Common stock issued for services	-	-	1,707,031
Loss on equity investment	-	-	59,146
Gain on disposal of equity instruments	-	-	(39,497)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Loss on disposal of assets	-	-	(476,709)
Changes to operating assets and liabilities:
Increase in accounts receivable	-	-	(197,463)
Increase in prepaid expenses	-	-	(219,165)
Decrease in deposits	-	-	5,285
Increase (decrease) in accounts payable	(24,716)	(1,957)	14,702
Increase in contingent liabilities	3,665	-	239,708
(Decrease) in accrued expenses	-	-	(728,051)

Net Cash Used in Operating Activities	(69,488)	(76,018)	(16,464,418)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS
Net cash used in discontinued operations	-	-	16,662,690

Purchase of oil and gas properties	-	-	(2,427,507)
Purchase of fixed assets	-	-	1,074,406
Payment of deposits on fixed assets	-	-	671,138
Change in notes receivable	-	-	(600,000)
Cash paid on equity investment	-	-	(87,500)

Net Cash Used in Investing Activities	-	-	(1,369,463)

FINANCING ACTIVITIES

Cash received on subscriptions receivable	-	-	317,600
Sale of common stock for cash	-	-	16,956,027

Net Cash Provided by Financing Activities	-	-	17,273,627

NET INCREASE (DECREASE) IN CASH	(69,488)	(76,018)	198,272

CASH AT BEGINNING OF PERIOD	267,760	485,200	-

CASH AT END OF PERIOD	$198,272	$409,182	$198,272

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on February 14,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Deemed dividend	$-	$1,131,789	$1,131,789

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 (Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

The following discussion of our financial condition and results of operation for the three months ended March 31, 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the first three months of 2010 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues and Other Income

We had no revenues in either of the three month periods ended March 31, 2010 or 2009.  We had no other income for either of the three month periods ended March 31, 2010 or 2009.

Expenses

We had general and administrative expenses of $45,029 in the three month period ended March 31, 2010, a decrease of $27,739 from the $72,768 of general and administrative expenses incurred in the three month period ended March 31, 2009.  This decrease resulted primarily from a $25,230 decrease in consulting expenses incurred. We recorded interest expense of $ 3,665 during the three months ended March 31, 2010, a $622 increase from the $3,043 in interest expense for the three months ended March 31, 2009.  We also recorded interest income of $257 in the three months ended March 31, 2010, a decrease of $1,493 from the three months ended March 31, 2009. The increase in interest income is attributable to the fact that the Company’s cash account balances being moved into interest-bearing accounts.

Net Losses

We had a net loss of $(48,437), or $0.00 per share, during the three month period ended March 31, 2010, compared to a net loss of $(74,061), or $0.00 per share, during the comparable period of 2009.

Liquidity and Capital Resources

At March 31, 2010, we had current assets consisting solely of cash and cash equivalents of $198,272.  At March 31, 2010, we had current liabilities of $254,410.  At March 31, 2010, we had a total accumulated deficit of $18,563,058.

We expect to have monthly overhead costs of approximately $25,000 per month for the next twelve months, of which approximately $5,000 pertains to legal fees, $5,000 pertains to accounting fees, and $15,000 pertains to basic general and administrative expenses incurred in the pursuit of various business opportunities.  Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.  As of March 31, 2010, our remaining cash balance will likely be insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2010.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  In addition, we will likely need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company; however, it is unlikely that we will be able raise additional capital until we identify and possibly close such an acquisition for our company.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital.  If we are not able to raise capital as necessary, it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flows

For the three months ended March 31, 2010, net cash used by operating activities was $69,488, attributable primarily to a net loss of $48,437 and a decrease in accounts payable of $24,716.  We did not report any cash used in investing or financing activities during the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

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

Item 4.  Removed and Reserved

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

STANDARD DRILLING, INC.
May 17, 2010	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer