Form 10-Q
period 2010-06-30
Standard Drilling, Inc.
filed 2010-08-12
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes [√ ] No [  ]

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

Yes [√]  No[   ]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  33,458,880 shares of common stock are issued and outstanding as of August 9, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS

Cash	$136,623	$267,760

Total Current Assets	136,623	267,760

TOTAL ASSETS	$136,623	$267,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$8,450	$39,418
Accrued expenses	243,373	236,043

Total Current Liabilities	251,823	275,461

TOTAL LIABILITIES	251,823	275,461

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,622,120)	(18,514,621)

Total Stockholders' Equity (Deficit)	(115,200)	(7,701)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$136,623	$267,760

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception
					on February 14,
	For the Three Months Ended		For the Six Months Ended		2006 Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)

REVENUES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

OPERATING EXPENSES

General and administrative	55,576	50,593	100,606	123,361	1,070,431
Bad debt expense	-	-	-	-	600,000

Total Operating Expenses	55,576	50,593	100,606	123,361	1,670,431

INCOME (LOSS) FROM
OPERATIONS	(55,576)	(50,593)	(100,606)	(123,361)	(1,670,431)

OTHER INCOME (EXPENSES)

Interest income	180	687	437	2,437	4,674
Interest expense	(3,665)	(3,043)	(7,330)	(6,086)	(32,174)

Total Other Income
(Expenses)	(3,485)	(2,356)	(6,893)	(3,649)	(27,500)

LOSS BEFORE DISCONTINUED
OPERATIONS	(59,061)	(52,949)	(107,499)	(127,010)	(1,697,931)

DISCONTINUED OPERATIONS	-	-	-	-	(15,792,400)

LOSS BEFORE INCOME TAXES	(59,061)	(52,949)	(107,499)	(127,010)	(17,490,331)

PROVISION FOR INCOME TAXES	-	-	-	-	(1,131,789)

NET LOSS	$(59,061)	$(52,949)	$(107,499)	$(127,010)	$(18,622,120)

DEEMED DIVIDEND	-	-	-	-	(1,131,789)

NET LOSS ATTIBUTABLE TO
COMMON SHAREHOLDERS	$(59,061)	$(52,949)	$(107,499)	$(127,010)	$(19,753,909)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,458,880	33,458,880	33,458,880

The accompanying notes are an integral part of these financial statements

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
						Deficit
						Accumulated
			Additional	Stock	Prepaid	During the
	Common Stock		Paid-in	Subscriptions	Stock	Development
	Shares	Amount	Capital	Receivable	Awards	Stage	Total
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Contributed capital for services	23,000,000	23,000	-	-	-	-	23,000

Common stock issued for
cash, prepaid services and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services
to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,451,110)	(12,451,110)

Balance December 31, 2007	34,207,000	34,207	17,228,483	-	-	(16,075,151)	1,187,539

Common shares cancelled	(748,120)	(748)	748	-	-	-	-

Fair value of options granted
and revalued	-	-	112,441	-	-	-	112,441

Deemed dividend	-	-	1,131,789	-	-	(1,131,789)	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,034,826)	(1,034,826)

Balance, December 31, 2008	33,458,880	33,459	18,473,461	-	-	(18,241,766)	265,154

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(272,855)	(272,855)

Balance, December 31, 2009	33,458,880	33,459	18,473,461	-	-	(18,514,621)	(7,701)

Net loss for the six months
ended June 30, 2010 (unaudited)	-	-	-	-	-	(107,499)	(107,499)

Balance, June 30, 2010 (unaudited)	33,458,880	$33,459	$18,473,461	$-	$-	$(18,622,120)	$(115,200)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on February 14,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2010	2009	2010
		(Restated)
OPERATING ACTIVITIES

Net loss	$(107,499)	$(127,010)	$(1,697,931)
Adjustments to reconcile net loss to
net cash used by operating activities:
Income (loss) from discontinued operations	-	-	(15,792,400)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes to operating assets and liabilities:
Increase (decrease) in accounts payable	(30,968)	(5,000)	8,450
Increase in contingent liabilities	7,330	14,410	243,373

Net Cash Used in Operating Activities	(131,137)	(117,600)	(16,526,067)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS

Net cash used in discontinued operations	-	-	16,662,690

NET INCREASE (DECREASE) IN CASH	(131,137)	(117,600)	136,623

CASH AT BEGINNING OF PERIOD	267,760	485,200	-

CASH AT END OF PERIOD	$136,623	$367,600	$136,623

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on February 14,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2010	2009	2010
		(Restated)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Deemed dividend	$-	$-	$1,131,789

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010 (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 – SUBSEQUENT EVENTS

On July 26, 2010, the Company initiated suit against a former officer, Prentis B. Tomlinson (“Tomlinson”) and his privately-held entity PBT Capital Partners, LLC (“PBT”), seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment with respect to certain agreements entered into between Tomlinson, PBT and the Company.  A trial date has not been scheduled.  The Company is vigorously prosecuting these claims.  However, no assurance can be given as to the outcome of any pending legal proceedings.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010 (Unaudited)

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

The following discussion of our financial condition and results of operation for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the first six months of 2010 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses and minimal fees associated with searching out potential merger or acquisition targets.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid with our current cash and if necessary,  with additional funds raised through other sources, which may not be available on favorable terms, if at all.

During the next 12 months we anticipate incurring costs related to:

•           filing of our quarterly, annual and other reports under the Securities Exchange Act of 1934, including legal, accounting and filing fees, and
•           costs relating to consummating an acquisition.

We believe we will be able to meet these costs with our current cash on hand, but may be required to seek sources of additional debt or equity funding in order to maintain operations.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues

We had no revenues in either of the three month periods ended June 30, 2010 or 2009.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses   in the three month period ended June 30, 2010 totaled $55,576, a 10% increase over the $50,593 in general and administrative expenses incurred during the  as compared to the three month period ended June 30, 2009.  This increase resulted primarily from an increase in legal and auditor  expenses incurred in securing our audited financial statements as of December 31, 2009..  Interest expense, increased 20% to $3,665 in the three ended June 30, 2010, from $3,043 the comparable period in 2009.  This increase is primarily the result of accruing interest on the Company’s accrued tax liability.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues

We had no revenues in either of the six month periods ended June 30, 2010 or 2009.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses in the six month period ended June 30, 2010 totaled $100,606, an  18% decrease from in the $123,361 in general and administrative expenses incurred duringthe six month period ended June 30, 2009.  This decrease resulted primarily from a decrease in consulting expenses and other professional fees.  ].  Interest expense increased 20% for the six months ended June 30, 2010 from the comparable period in 2009.  This increase is primarily the result of interest accruing on the Company’s accrued tax liability.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2010 we had a working capital deficit of $115,200 as compared to a working capital deficit of $7,701 at December 31, 2009.   At June, 2010, we had current assets consisting solely of cash and cash equivalents of $136,623 compared to $267,760 at December 31, 2009.  At June 30, 2010, we had current liabilities of $251,823 as compared to $275,461 at December 31, 2009.  At June 30, 2010, we had a total accumulated deficit of $18,622,120.

We expect to have monthly overhead costs of approximately $25,000 per month for the next 12 months, of which approximately $5,000 pertains to legal fees, $5,000 pertains to accounting fees, and $15,000 pertains to basic general and administrative expenses incurred in the pursuit of various business opportunities.  We not only require cash to pay our operating expenses and the costs we will incur as we seek out a business combination, we may require additional cash to satisfy obligations related to our prior operations.  As described in our Annual Report on Form 10-K for the year ended December 31, 2009, PBT Capital Partners LLC is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 as of December 31, 2009. No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT Capital Partners which relieved us from those liabilities. We do not believe that there is a more than remote likelihood that a third party claim for any of these amounts would be reasonably likely to result in our liquidity increasing or decreasing in any material way.

In addition, On September 15, 2009 we received via certified mail a copy of a Final Judgment entered against our company on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorneys fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325.00, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at June 30, 2010 reflects contingent liabilities of approximately $243,373, inclusive of accrued interest and penalties,  related to this judgment.

Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.  As of June 30, 2010, our remaining cash balance will likely be insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2010.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  In addition, we will likely need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company; however, it is unlikely that we will be able raise additional capital until we identify and possibly close such an acquisition for our company.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital.  If we are not able to raise capital as necessary, it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flows

For the six months ended June 30, 2010, net cash used by operating activities was $131,137, attributable primarily to a net loss of $107,499 and a decrease in accounts payable of $30,968.  We did not report any cash used in investing or financing activities during the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

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

Item 4.   Controls and Procedures.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On July 26, 2010, the Company initiated suit against a former officer, Prentis B. Tomlinson (“Tomlinson”) and his privately-held entity PBT Capital Partners, LLC (“PBT”) in the 151st Judicial District Court of Harris County, Texas, Case No. 2010-46137, seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment with respect to certain agreements entered into between Tomlinson, PBT and the Company.  A trial date has not been scheduled.  The Company is vigorously prosecuting these claims.  However, no assurance can be given as to the outcome of any pending legal proceedings.

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

STANDARD DRILLING, INC.
August 12, 2010	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer