Form 10-Q
period 2010-09-30
Standard Drilling, Inc.
filed 2010-11-12
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes [√ ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Yes [√]  No[   ]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  33,458,880 shares of common stock are issued and outstanding as of November 10, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS

Cash	$96,202	$267,760

Total Current Assets	96,202	267,760

TOTAL ASSETS	$96,202	$267,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,040	$39,418
Accrued expenses	247,038	236,043

Total Current Liabilities	250,078	275,461

TOTAL LIABILITIES	250,078	275,461

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,660,796)	(18,514,621)

Total Stockholders' Equity (Deficit)	(153,876)	(7,701)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$96,202	$267,760

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception
					on February 14,
	For the Three Months Ended		For the Nine Months Ended		2006 Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)

REVENUES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

OPERATING EXPENSES

General and administrative	35,179	45,110	135,785	168,471	1,105,610
Bad debt expense	-	-	-	-	600,000

Total Operating Expenses	35,179	45,110	135,785	168,471	1,705,610

INCOME (LOSS) FROM
OPERATIONS	(35,179)	(45,110)	(135,785)	(168,471)	(1,705,610)

OTHER INCOME (EXPENSES)

Interest income	168	537	605	2,973	4,842
Interest expense	(3,665)	(3,293)	(10,995)	(9,379)	(35,839)

Total Other Income
(Expenses)	(3,497)	(2,756)	(10,390)	(6,406)	(30,997)

LOSS BEFORE DISCONTINUED
OPERATIONS	(38,676)	(47,866)	(146,175)	(174,877)	(1,736,607)

DISCONTINUED OPERATIONS	-	-	-	-	(15,792,400)

LOSS BEFORE INCOME TAXES	(38,676)	(47,866)	(146,175)	(174,877)	(17,529,007)

PROVISION FOR INCOME TAXES	-	-	-	-	(1,131,789)

NET LOSS	$(38,676)	$(47,866)	$(146,175)	$(174,877)	$(18,660,796)

DEEMED DIVIDEND	-	-	-	-	(1,131,789)

NET LOSS ATTIBUTABLE TO
COMMON SHAREHOLDERS	$(38,676)	$(47,866)	$(146,175)	$(174,877)	$(19,792,585)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,458,880	33,458,880	33,458,880

The accompanying notes are an integral part of these financial statements

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
						Deficit
						Accumulated
			Additional	Stock	Prepaid	During the
	Common Stock		Paid-in	Subscriptions	Stock	Development
	Shares	Amount	Capital	Receivable	Awards	Stage	Total
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Contributed capital for services	23,000,000	23,000	-	-	-	-	23,000

Common stock issued for
cash, prepaid services and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services
to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,451,110)	(12,451,110)

Balance December 31, 2007	34,207,000	34,207	17,228,483	-	-	(16,075,151)	1,187,539

Common shares cancelled	(748,120)	(748)	748	-	-	-	-

Fair value of options granted
and revalued	-	-	112,441	-	-	-	112,441

Deemed dividend	-	-	1,131,789	-	-	(1,131,789)	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,034,826)	(1,034,826)

Balance, December 31, 2008	33,458,880	33,459	18,473,461	-	-	(18,241,766)	265,154

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(272,855)	(272,855)

Balance, December 31, 2009	33,458,880	33,459	18,473,461	-	-	(18,514,621)	(7,701)

Net loss for the nine months
ended September 30, 2010 (unaudited)	-	-	-	-	-	(146,175)	(146,175)

Balance, September 30, 2010 (unaudited)	33,458,880	$33,459	$18,473,461	$-	$-	$(18,660,796)	$(153,876)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on February 14,
	For the Nine Months Ended		2006 Through
	September 30,		September 30,
	2010	2009	2010
		(Restated)
OPERATING ACTIVITIES

Net loss	$(146,175)	$(174,877)	$(1,736,607)
Adjustments to reconcile net loss to
net cash used by operating activities:
Income (loss) from discontinued operations	-	-	(15,792,400)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes to operating assets and liabilities:
Increase (decrease) in accounts payable
and accrued expenses	(36,378)	(1,706)	3,040
Increase in contingent liabilities	10,995	14,410	247,038

Net Cash Used in Operating Activities	(171,558)	(162,173)	(16,566,488)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS

Net cash used in discontinued operations	-	-	16,662,690

NET INCREASE (DECREASE) IN CASH	(171,558)	(162,173)	96,202

CASH AT BEGINNING OF PERIOD	267,760	485,200	-

CASH AT END OF PERIOD	$96,202	$323,027	$96,202

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on February 14,
	For the Nine Months Ended		2006 Through
	September 30,		September 30,
	2010	2009	2010
		(Restated)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Deemed dividend	$-	$-	$1,131,789

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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
September 30, 2010
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

NOTE 4 – SIGNIFICANT EVENTS

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

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Unaudited)

NOTE 5 – CORRECTION OF AN ERROR

Subsequent to September 30, 2009, the Company determined that it failed to properly record interest expense of approximately $3,293 and $9,379 for the three and nine months ended September 30, 2009, respectively.  This interest expense pertains to a contingent liability relating to certain disputed property tax claims potential tax liabilities associated with assets sold to PBT Capital Partners, LLC for which releases were not obtained in accordance with PBT Capital Partners, LLC’s obligations under the terms of the transaction.   The attached financial statements have been restated so as to correctly record the interest expense.  The table below illustrates the effects of this restatement.

STATEMENT OF OPERATIONS

For the Three Months	As Originally	As
Ended September 30, 2009	Filed	Restated	Difference

General and administrative	$(45,110)	$(45,110)	$-
Interest expense	-	(3,293)	(3,293)
Interest income	537	537	-
Net Loss	$(44,573)	$(47,886)	$(3,293)

For the Nine Months	As Originally	As
Ended September 30, 2009	Filed	Restated	Difference

General and administrative	$(165,146)	$(168,471)	$(3,325)
Interest expense	-	(9,379)	(9,379)
Interest income	2,973	2,973	-
Net Loss	$(162,173)	$(174,877)	$(12,704)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a shell company as that term is defined under federal securities laws. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

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

During the first nine months of 2010 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, compensation to our officer, and minimal fees associated with searching out potential merger or acquisition targets.
We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid with our current cash and if necessary,  with additional funds raised through other sources, which may not be available on favorable terms, if at all.

Our principal executive office is currently located at the home of Mr. David S. Rector, our sole officer and director, and is provided to us free of charge as well as all related office equipment and communication lines.  During the next 12 months we anticipate incurring costs related to:
•           filing of our quarterly, annual and other reports under the Securities Exchange Act of 1934, including legal, accounting and filing fees, and
•           costs relating to consummating an acquisition.

We believe we will be able to meet these costs with our current cash on hand, but may be required to seek sources of additional debt or equity funding in order to maintain operations.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues

We had no revenues in either of the three month periods ended September 30, 2010 or 2009.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses in the three month period ended September 30, 2010 totaled $35,179, a 22% decrease over the $45,110 in general and administrative expenses incurred during the three month period ended September 30, 2009.  This decrease resulted primarily from a decrease in legal and auditor expenses incurred in securing our audited financial statements as of December 31, 2009. Interest expense, increased 11% to $3,665 for the three ended September 30, 2010, from $3,293 the comparable period in 2009. This increase is primarily the result of accruing interest on the Company’s accrued tax liability.

Net Loss

Net loss for the three month period ended September 30, 2010 was $38,676, a 19% decrease from the $47,866 net loss for the comparable period of 2009.  This decreased net loss was primarily the result of decreased general and administrative expenses incurred during the 2010 period, as described in the preceding paragraph.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

We had no revenues in either of the nine month periods ended September 30, 2010 or 2009.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses in the nine month period ended September 30, 2010 totaled $135,785, an 18% decrease from in the $168,471 in general and administrative expenses incurred during the nine month period ended September 30, 2009.  This decrease resulted primarily from a decrease in consulting expenses and other professional fees.   Interest expense increased 17% to $10,995 for the nine months ended September 30, 2010, from $9,379 for the comparable period in 2009.  This increase is primarily the result of interest accruing on the Company’s accrued tax liability.

Net Loss
Net loss for the nine month period ended September 30, 2010 was $146,175, a 16% decrease from the $174,877 net loss for the comparable period of 2009.  This decreased net loss was primarily the result of decreased general and administrative expenses incurred during the 2010 period, as described in the preceding paragraph.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2010 we had a working capital deficit of $153,876 as compared to a working capital deficit of $7,701 at December 31, 2009.   At September, 2010, we had current assets consisting solely of cash and cash equivalents of $96,202 compared to $267,760 at December 31, 2009.  At September 30, 2010, we had current liabilities of $250,078 as compared to $275,461 at December 31, 2009.  At September 30, 2010, we had a total accumulated deficit of $18,660,796.

We expect to have monthly overhead costs of approximately $25,000 per month for the next 12 months, of which approximately $5,000 pertains to legal fees, $5,000 pertains to accounting fees, and $15,000 pertains to basic general and administrative expenses incurred in the pursuit of various business opportunities.  Our present cash reserves are only sufficient to pay our overhead costs for approximately another four months.  We not only require cash to pay our operating expenses and the costs we will incur as we seek out a business combination, we may require additional cash to satisfy obligations related to our prior operations.  As described in our Annual Report on Form 10-K for the year ended December 31, 2009, PBT Capital Partners LLC is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 as of December 31, 2009. No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT Capital Partners which relieved us from those liabilities. . In July 2010 we filed suit against PBT Capital Partners and is principal seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment.  We do not believe that there is a more than remote likelihood that a third party claim for any of these amounts would be reasonably likely to result in our liquidity increasing or decreasing in any material way.
In addition, On September 15, 2009 we received via certified mail a copy of a Final Judgment entered against our company on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorneys fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325.00, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at September 30, 2010 reflects contingent liabilities of approximately $247,038, inclusive of accrued interest and penalties, related to this judgment.

Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.  As of September 30, 2010, our remaining cash balance will likely be insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2010.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  In addition, we will likely need to raise additional capital through the sale of equity and/or debt securities to complete the acquisition of an operating company; however, it is unlikely that we will be able raise additional capital until we identify and possibly close such an acquisition for our company.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital.  If we are not able to raise capital as necessary, it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flows

For the nine months ended September 30, 2010, net cash used by operating activities was $171,558, attributable primarily to a net loss of $146,175 and a decrease in accounts payable of $36,378.  We did not report any cash used in investing or financing activities during the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

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

STANDARD DRILLING, INC.
November 12, 2010	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer