Form 10-K
period 2010-12-31
Standard Drilling, Inc.
filed 2011-03-31
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [√] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $28,175 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   33,458,880 shares of common stock are issued and outstanding as of March 31, 2011.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “Standard Drilling", "we"", "our", the "Company" and similar terms refer to Standard Drilling, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010,  “2009” refers to the year ended December 31, 2009 and “2011” refers to the year ending December 31, 2011.

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

In October 2008 we entered into a letter agreement with PBT and Mr. Tomlinson pursuant to which PBT was to place $233,425 in escrow on or before December 31, 2008.  These funds were to be applied to the payment of any failure to drill penalties which were accrued by us as of the date of the Asset Purchase Agreement in September 2007 under a lease which was included in the assets acquired by PBT if and to the extent any claim was made against us within 18 months from the date of the letter agreement.  In the event a valid claim was made against us, Mr. Tomlinson agreed to also immediately pay approximately $223,000 on our behalf.  The October 2008 letter agreement also contained representations and warranties from PBT that all failure to drill penalties resulting from another lease which was part of the assets acquired by PBT has been extinguished or released and that all liabilities under various employment agreements have also been extinguished or released together with an affirmative undertaking by PBT to provide us with written evidence of these releases.  Finally, the letter agreement contained an obligation of PBT to pay various property taxes totaling approximately $186,000 on our behalf related to assets acquired by it, as well as paying approximately $4,300 to a third party for other services rendered prior to the closing of the Asset Purchase Agreement and an affirmative undertaking by PBT to provide us with written evidence of these payments.  In consideration of these actions we agreed to cancel the $600,000 promissory note due us by PBT which was then in default.  PBT has not deposited the funds in escrow as required nor have they provided us with any of the releases or evidences of payment as required by the October 2008 letter agreement. Accordingly, PBT is currently in default under the terms of this letter agreement.  During 2008, we wrote-off the $600,000 note payable to us by PBT as the collection of the amount was deemed unlikely.  The accounting treatment for the debt does not impact any legal rights we have against PBT and Mr. Tomlinson.  On July 26, 2010, we initiated suit against Mr. Tomlinson and PBT as described in Item 3 of this report, and we are relying upon legal counsel to advise us as to the effect and enforceability of certain of the above-referenced documents and transactions  in light of the conduct alleged in the suit.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $18.7 million as of December 31, 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.   We do not have any operations and are considered as “shell” company under Federal securities laws. Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $200,000 annually. We also expect to incur additional costs associated with pursuing the litigation described elsewhere in this report, and as such might be required to pursue such litigation under a contingency fee arrangement.  We do not presently have sufficient working capital to fund these expenses and anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate a business combination within a reasonable period of time, we may not have sufficient resources to continue meeting our reporting obligations with the Securities and Exchange Commission or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

We currently do not have an operating business, but also do not intend to pursue a course of complete liquidation and dissolution, and accordingly, the value of your shares may decrease.

We currently do not have any operating business.  We continue to incur operating expenses while we consider alternative operating plans, however, as set forth above, we do not presently have sufficient capital to fund these expenses for the next 12 months. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

We have a significant amount of debt.

At December 31, 2010 our balance sheet includes approximately $248,465 of contingent liabilities, including $202,874 in property taxes owed to the state of Texas, relating to the 2007 fiscal year, a related judgment payable in the amount of $8,325 dated June 30, 2009, and related accrued interest.  If one or more of these creditors should attempt to collect the amounts due, it is unlikely that we would be able to continue our operations as they are presently conducted and our ability to consummate a business combination or merger will be adversely impacted.  In that event, it is likely that you would lose your entire investment in our company.

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

While our common stock is quoted on the OTCQB Market Tier of the OTC Markets Group (formerly the Pink Sheets), there is not an active market for our common stock and there can be no assurance that an active public market for our common stock will ever be established.  Purchasers of our shares of common stock will face significant obstacles if they wish to resell the shares. Absent an active public market for our common stock, an investment in our shares should be considered illiquid.  Even if an active public market is established, it is unlikely a liquid market will develop. Because of our relatively small size and limited revenues, the investment community may show little or no interest in our securities and investors may not be readily able to liquidate their investment, if at all. Investors seeking liquidity in a security should not purchase our shares of common stock.

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

ITEM 3.  LEGAL PROCEEDINGS.

On July 26, 2010, we filed a lawsuit against Mr. Tomlinson and PBT in the 151st Judicial District Court of Harris County, Texas, Case No. 2010-46137, seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment with respect to certain agreements entered into between Mr. Tomlinson, PBT and the Company related to the transactions described earlier in this report.  We are currently involved in discovery and a trial has been scheduled for July 2011.  While we are  vigorously prosecuting these claims, we are unable to predict at this time  the outcome of any pending legal proceedings.

ITEM 4.  (REMOVED AND RESERVED).

None.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Since December 2007 our common stock has been quoted in the over-the-counter market on the OTCQB Market Tier of the OTC Markets Group (formerly the Pink Sheets) under the symbol STDR and trading in our common stock is extremely limited. The reported high and low bid prices for the common stock as reported on the OTCQB Market Tier are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2009
First quarter ended March 31, 2009	$0.0008	$0.0008
Second quarter ended June 30, 2009	$0.008	$0.0008
Third quarter ended September 30, 2009	$0.0008	$0.0008
Fourth quarter ended December 31, 2009	$0.000	$0.0008

2010
First quarter ended March 31, 2010	$0.0011	$0.0011
Second quarter ended June 30, 2010	$0.0011	$0.0012
Third quarter ended September 30, 2010	$0.0011	$0.0012
Fourth quarter ended December 31, 2010	$0.0011	$0.0012

The closing bid price of our common stock as reported on the OTCQB Market Tier of the OTC Markets Group was $0.009 on March 31, 2011.  No shares of our common stock have traded since that date.   As of March 31, 2011, there were approximately 208 record owners of our common stock.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our management anticipates that it will likely be able to effect only one business combination, in part due to the dilution of interest for present and prospective stockholders which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against gains from another.

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

Results of Operations for 2010 as compared to 2009

General and Administrative Expenses

The bulk of our general and administrative expenses for 2010 and 2009 were legal, accounting and consulting fees incurred to keep our filing status current and to search for new business opportunities. General and administrative expenses decreased approximately 37% in 2010 from 2009.  This decline is primarily attributable to an overall reduction in the activity of the Company as working capital has decreased.

Total Other Income (Expenses)

In 2010 interest income declined by approximately 82% from 2009 as a result of lower cash balances during the 2010 period.  In 2010 our interest expense, which relates to contingent liabilities associated with a State of Texas tax liability described earlier in this report, increased approximately 16% from 2009.  This increase represents the accrual of this liability for an entire calendar year.

Net Loss

For 2010, we had a net loss of$182,154.  The net loss is primarily attributable to the operating expensesof $170,336 and interest expense in the amount of $12,423, partially offset by interest income of $605. During 2009, we had a total net loss of $272,855, which included $263,538of operating expenses and $12,672 in interest expense, partially offset by interest income of $3,355.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $62,818 and a working capital deficit of $189,855 as compared to cash of $267,760 and a working capital deficit of $7,701 at December 31, 2009.   Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $200,000 annually, exclusive of costs associated with pursuing the litigation against Mr. Tomlinson and PBT described elsewhere in this report.  The amount of legal fees and costs will vary depending upon the course of the litigation, and we may be required to pursue such litigation under a contingency fee arrangement.  In addition, as described earlier in this report, PBT is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 as of December 31, 2010.   No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT which relieved us from those liabilities.  We do not believe that there is a more than remote likelihood that a third party claim for any of these amounts would be reasonably likely to result in our liquidity increasing or decreasing in any material way.

In addition, on September 15, 2009 we received via certified mail a copy of a Final Judgment entered against Standard Drilling, Inc. on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorneys fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325.00, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at December 31, 2010 reflects contingent liabilities of approximately $248,465 related to these judgments.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partner. As of December 31, 2010, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for 2011.   We will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future, or a sale of an interest in the pending litigation with Mr. Tomlinson and PBT to a third party, to provide capital to fund our company.  If we are not able to raise capital as necessary, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flow from Operating Activities

For 2010, net cash used by operating activities was $204,942, primarily attributed to a net loss of $182,154 and an increase in accounts payable of $35,210, partially offset by an increase in contingent liabilities in the amount of $12,422.

Cash Flow from Investing Activities

For 2010, net cash provided by investing activities was $-0-.

Cash Flow from Financing Activities

For 2010, net cash provided by financing activities was $-0-.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Standard Drilling, Inc.
Walnut Creek, California
 (A Development Stage Company)

We have audited the accompanying balance sheets of Standard Drilling, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of   operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from February 14, 2006 (inception) through December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Drilling, Inc., as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 29, 2010

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$62,818	$267,760

Total Current Assets	62,818	267,760

TOTAL ASSETS	$62,818	$267,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,208	$39,418
Accrued expenses	248,465	236,043

Total Current Liabilities	252,673	275,461

TOTAL LIABILITIES	252,673	275,461

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,696,775)	(18,514,621)

Total Stockholders' Equity (Deficit)	(189,855)	(7,701)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$62,818	$267,760

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on February 14,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2010	2009	2010
			Unaudited
REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	170,336	263,538	2,271,945
Bad debt expense	-	-	600,000

Total Operating Expenses	170,336	263,538	2,871,945

INCOME (LOSS) FROM OPERATIONS	(170,336)	(263,538)	(2,871,945)

OTHER INCOME (EXPENSES)

Interest income	605	3,355	4,842
Interest expense	(12,423)	(12,672)	(37,267)

Total Other Income (Expenses)	(11,818)	(9,317)	(32,425)

LOSS BEFORE DISCONTINUED OPERATIONS	(182,154)	(272,855)	(2,904,370)

DISCONTINUED OPERATIONS	-	-	(15,792,405)

LOSS BEFORE INCOME TAXES	(182,154)	(272,855)	(18,696,775)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(182,154)	$(272,855)	$(18,696,775)

LOSS PER SHARE - BASIC AND FULLY DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,458,880

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
			Additional	Stock	Prepaid	During the
	Common Stock		Paid-in	Subscriptions	Stock	Development
	Shares	Amount	Capital	Receivable	Awards	Stage	Total
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Contributed capital for services	23,000,000	23,000	-	-	-	-	23,000

Common stock issued for
cash, prepaid services and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services
to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,451,110)	(12,451,110)

Balance December 31, 2007	34,207,000	34,207	17,228,483	-	-	(16,075,151)	1,187,539

Common shares cancelled	(748,120)	(748)	748	-	-	-	-

Fair value of options granted
and revalued	-	-	112,441	-	-	-	112,441

Deemed dividend	-	-	1,131,789	-	-	(1,131,789)	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,034,826)	(1,034,826)

Balance, December 31, 2008	33,458,880	33,459	18,473,461	-	-	(18,241,766)	265,154

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(272,855)	(272,855)

Balance, December 31, 2009	33,458,880	33,459	18,473,461	-	-	(18,514,621)	(7,701)

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(182,154)	(182,154)

Balance, December 31, 2010	33,458,880	$33,459	$18,473,461	$-	$-	$(18,696,775)	$(189,855)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on February 14,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2010	2009	2010
OPERATING ACTIVITIES			Unaudited

Net loss	$(182,154)	$(272,855)	$(1,772,586)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss from discontinued operations	-	-	(15,792,400)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes to operating assets and liabilities:
Increase in accounts payable	(35,210)	34,418	4,208
Increase in contingent liabilities	12,422	20,997	248,465

Net Cash Used in
Operating Activities	(204,942)	(217,440)	(16,599,872)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS

Net Cash Provided by
Discontinued Operations	-	-	16,662,690

NET INCREASE (DECREASE) IN CASH	(204,942)	(217,440)	62,818

CASH AT BEGINNING OF PERIOD	267,760	485,200	-

CASH AT END OF PERIOD	$62,818	$267,760	$62,818

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on February 14,
	For the Year Ended		2006 Through
	December 31,		December 31,
	2010	2009	2010
			Unaudited

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Deemed dividend	$-	$-	$1,131,789

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Standard Drilling, a Nevada corporation (“the Company"), was originally formed as a Nevada corporation on July 27, 2001, under the name Online Holdings, Inc.  Subsequently on September 1, 2006, pursuant to an Agreement and Plan of Merger dated July 24, 2006 by and among the Company, Standard Drilling Acquisition Co., a Delaware corporation (“Standard Drilling Acquisition”), and Standard Drilling, Inc., a Delaware corporation (“Standard Drilling Delaware”), Standard Drilling Acquisition was merged with and into Standard Drilling Delaware, and Standard Drilling Delaware became a wholly-owned subsidiary of the Company. As a result of the merger, the Company, which previously had no material operations, acquired the business of Standard Drilling Delaware.  Standard Drilling Delaware had been formed to provide contract land drilling services to independent and major oil and gas exploration and production companies. In conjunction with the merger, the Company changed its name to Standard Drilling, Inc.  As of September 30, 2007, the Company ceased all ongoing operations and is evaluating financing alternatives and strategic options.

On September 24, 2007, the Company entered into an Asset Purchase Agreement with PBT Capital Partners, LLC (“PBT”). Under the terms of the Asset Purchase Agreement, PBT assumed substantially all of the Company's assets and associated and contingent liabilities in order to improve the financial position of the Company. As of the effective date of the Asset Purchase Agreement, the Company's existing and contingent liabilities exceeded the value of its assets.

The Asset Purchase Agreement was part of a plan of restructuring which the Company anticipates will allow it to raise additional capital and pursue new business opportunities. The Company's Board of Directors will continue to evaluate the Company's strategic options.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception and expects to continue to incur losses. As of December 31, 2010, the Company has not established an ongoing source of revenues and has generated operating losses since inception and expects to continue to incur losses. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to attain additional financing and/or merge with an existing operating company. The Company’s plan is complete a merger or acquisition of an existing operating company. There is no assurance that the Company will be able to implement its business plan or obtain adequate financing to fund future operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments - The Company has adopted the fair value-based method of accounting for stock-based employee compensation in accordance with FASB Pronouncements.  Option expense of $0 and $0 was recognized for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments – Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents. The Company had no cash equivalents at December 31, 2010 or 2009.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at December 31, 2010 and 2009.

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2010	2009
NET LOSS	$(182,154)	$(272,855)
BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	33,458,880	33,458,880

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.  Common stock equivalents are excluded from the computation of fully diluted loss per share because they would have been anti-dilutive.  The Company had 1,000,000 and 11,800,300 common stock equivalents outstanding as of December 31, 2010 and 2009, respectively.

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
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

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

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$6,686,169	$6,615,129
Deferred tax liabilities:	-	-
Valuation allowance	(6,686,169)	(6,615,129)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Book Loss from Operations	$(71,040)	(106,412)
Valuation allowance	71,040	106,412
	$-	$-

At December 31, 2010, the Company had net operating loss carry forwards of approximately $17,144,024 that may be offset against future taxable income from the year 2011 through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements - During the year ended December 31, 2010 the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operation:

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

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 4 –  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of December 31, 2010 and 2009, none of the preferred stock is outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $.001 per share. The founding shareholders were issued 23,000,000 shares of common stock for services rendered. On June 9, 2006, the Company completed a private offering of 9,111,500 units at a price of $2.00 per unit realizing net proceeds after offering costs of $15,868,290. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $1.75 per share for every two shares of common stock the investor purchases in the offering. There were 9,111,500 warrants granted in the offering and the warrants expire two years from purchase. These warrants are valued at $954,815. The Company recognized fees and expenses related to the offering of $1,734,710. The Company also granted 1,688,800 warrants at an exercise price of $1.00 per share with the same terms and conditions as those issued in the private offering to the placement agent. These warrants were valued at $176,973.  As of December 31, 2010 the warrants granted in the private offering are expired.

NOTE 5 –  OPTIONS AND WARRANTS

On June 6, 2008, the Company’s Board of Directors approved the reduction of the purchase price of all warrants issued by the Company to date, totaling warrants to purchase an aggregate of 10,800,300 common shares of the Company from $1.75 per share in connection with 9,111,500 warrants and from $1.00 per share in connection with 1,688,800 warrants to $0.125 per share, while extending the exercise period from June 9, 2008 until June 9, 2010.  The Company also revised the provisions for the acceleration of the termination of the warrants which would lapse in the event the common stock of the Company traded at $0.25 per share for a trading period of 20 days following notice to the warrant holders.  These 10,800,000 warrants expired during the year ended December 31, 2010.

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

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 5 –  OPTIONS AND WARRANTS (Continued)

Common Stock Options

Changes in stock options and warrants issued for the years ended December 31, 2010 and 2009 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Outstanding, December 31, 2008	11,800,300	$1.37
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2009	11,800,300	$1.37
Exercisable, December 31, 2009	11,800,300	$1.37
Granted		-
Exercised		-
Expired	(10,800,300)	1.75
Outstanding, December 31, 2010	1,000,000	$0.13
Exercisable, December 31, 2010	1,000,000	$0.13

The following table summarizes information about stock options and warrants outstanding at December 31, 2010:

Options/Warrants Outstanding			Options/Warrants Exercisable

		Weighted	Weighted Average		Weighted
Range of	Number	Average	Remaining Life		Average
Prices	Outstanding	Exercise Price	(in years)	Options	Exercise Price
$0.13	1,000,000	$0.13	1.50	1,000,000	0.13

NOTE 6 – CONTINGENCIES

In conjunction with the Asset Purchase Agreement with PBT certain liabilities and obligations of the Company were assumed by the PBT. The Company has not received formal releases from the liabilities assumed by PBT; however, no claims have been made against the Company for the liabilities and obligations. The Company would make a corresponding claim against PBT if any claims were made against the Company.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 6 – CONTINGENCIES (Continued)

On July 26, 2010, the Company initiated suit against a former officer, Prentis B. Tomlinson and his privately-held entity PBT, seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment with respect to certain agreements entered into between Mr. Tomlinson, PBT and the Company.  A trial date has not been scheduled.  The Company is vigorously prosecuting these claims.  However, no assurance can be given as to the outcome of any pending legal proceedings.

In July 2009 the Company received notification of $202,874 in property taxes owed to the state of Texas, relating to the 2007 fiscal year, and a related judgment payable in the amount of $8,325 dated June 30, 2009.  Accordingly, the Company has recorded contingent liabilities for these amounts, due to the fact that the Company believes these liabilities fall under the definition of those liabilities to have been legally assumed by Mr. Tomlinson pursuant to his agreement with the Company.  The Company has recorded interest on these contingent liabilities at a rate of 6.0% per annum.  Total accrued interest on these liabilities totaled $37,267 at December 31, 2010.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and determined that there are no subsequent events requiring disclosure.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded our internal control over financial reporting was not effective at December 31, 2010.  As set forth above, we are a small organization with only one employee. Under these circumstances it is impossible to segregate duties and our management has concluded that this lack of segregation of duties represents a material weakness in our internal control over financial reporting at December 31, 2010.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
David S. Rector	64	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director

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

Mr. Rector currently serves, or has served during the last five years, on the Board of Directors of each of the following public companies for the respective tenures indicated below.

Public Company Name	Tenure as Director
Senesco Technologies, Inc. (NYSE AMEX:SNT)	February 2002-present
Dallas Gold & Silver Exchange (NYSE AMEX:DSG)	May 2003-present
Nevada Gold Holdings, Inc. (OTCBB: NGHI)	April 2004-present
US Uranium, Inc. (OTCBB: USUI)	June 2007-March 2009
California Gold Corp. (OTCBB:)	June 2007-present
Li3 Energy, Inc. (OTCBB: LIEG)	June 2008 – present
Universal Gold Mining Corp. (OTC Markets Grou:FEDS)	September 2008-November 2010
RxElite, Inc. (OTCBB: RXEI)	September 2007-February 2009
Nanoscience Technologies, Inc. (NANS.OB)	June 2004 - December 2006

Mr. Rector devotes approximately 40% of his time and attention to our company.

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualifications, Board Leadership Structure and Risk Management

Mr. Rector’s significant experience in providing enterprise level consulting services, together with his experience as a member of Boards of Directors of publicly traded companies provides the specific experience, qualifications, attributes or skills that led our Board to conclude that he should be serving as a director.

Mr. Rector serves as both our Chief Executive Officer and our sole director.  The business and operations of our company are managed by Mr. Rector as our sole officer and director, including oversight of various risks, such as operational and liquidity risks, that our company faces.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other named executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
David S. Rector 1	2010	0	0	0	0	0	0	60,000	60,000
	2009	0	0	0	0	0	0	60,000	60,000

1
Mr. Rector’s compensation includes $60,000 per year in consulting fees to an entity owned by Mr. Rector under the terms of an oral agreement as compensation for his services to us for 2010 and 2009, respectively.

How Mr. Rector’s Compensation is Determined

Mr. Rector is not a party to an employment agreement with our company.  Under the terms of an oral agreement, we make periodic payments to an entity owned by Mr. Rector (The David Stephen Group) as compensation for his services to us as our sole officer and director.  The amount of this compensation is determined from time to time by our Board of Directors, of which he is the sole member.  Currently, the Company has been paying Mr. Rector (through the David Stephen Group) $5,000 per month for his services.  Mr. Rector is presently deferring payment of his compensation so as to maximize our cash resources. The amount of compensation paid is arbitrary and such compensation is not tied to any performance goals or other traditional measurements.  The Board has also, from time to time, awarded Mr. Rector with stock option grants as compensation for his services.  The number and terms of the options granted to Mr. Rector is arbitrarily determined and relies on no specific formula.  The amount of compensation to be paid to Mr. Rector’s company may be increased or decreased from time to time at the sole discretion of our Board.  Mr. Rector provides various corporate and administrative services for the Company, including managing all accounting, auditing, banking, legal, and SEC-reporting matters,  overseeing public relations / investor relations, state certifications, and transfer agent activities, and working actively on locating and negotiating with potential merger/acquisition candidate companies.  Mr. Rector also provides office space, furniture, and telecommunications equipment to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

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

2006 Stock Incentive Plan

In connection with our acquisition of Standard Drilling Delaware, we assumed the 2006 Stock Incentive Plan that had previously been adopted by the Board of Directors and shareholders of Standard Drilling Delaware. The plan permits grants of options or restricted stock to employees, board members, officers or consultants. The plan is administered by our Board of Directors. The Board has the authority to determine the persons to whom awards are to be granted, the time at which awards will be granted, the number of shares to be represented by each award, and the consideration to be received, if any. The committee administering the plan also has the power to interpret the plan and to create or amend its rules.

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

Stock Options. The plan provides for granting (1) “incentive” stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and (2) stock options that do not constitute incentive stock options (“non-statutory” stock options). The exercise price for an option granted under the plan is determined by the committee but will be no less than the fair market value of the option, which will be based on the fair market value our common stock on the date the option is granted. The option price upon exercise shall be paid in the manner prescribed by the committee. Additionally, stock appreciation rights may be granted in conjunction with incentive stock options or non-statutory stock options. Stock appreciation rights give the holder, among other things, the right to a payment in cash, common stock, or a combination thereof, in an amount equal to the difference between the fair market value of our common stock at the date of exercise and the option exercise price. Non-statutory options will have an exercise price determined by the committee and such exercise price may be less than the fair market value of the common stock on the date of grant. The options granted under the plan are assignable and transferable pursuant to compensation committee approval. In the event that incentive stock option grants are made under the plan, such options will be subject to more stringent restrictions on transfer.

Restricted Stock. The plan permits the committee to grant restricted stock awards. Shares of common stock will be issued or delivered to the employee, consultant or director at the time the award is made without any payment to us (other than for any payment amount determined by the committee in its discretion), but such shares will be subject to certain restrictions on the disposition thereof and certain obligations to forfeit and surrender such shares to us as may be determined in the discretion of the committee. The committee may provide that the restrictions on disposition and the obligations to forfeit the shares will lapse based on (1) the attainment of one or more performance measures established by the committee, (2) the holder’s continued employment or continued service as a consultant or director for a specified period, (3) the occurrence of any event or the satisfaction of any other condition specified by the committee in its sole discretion or (4) a combination of any of these factors. Upon the issuance of shares of common stock pursuant to a restricted stock award, except for the foregoing restrictions and unless otherwise provided, the recipient of the award will have all the rights of our stockholders with respect to such shares, including the right to vote such shares and to receive all dividends and other distributions paid with respect to such shares. The committee may, in its discretion, fully vest any outstanding restricted stock award as of a date determined by the committee.

Change of Control. The plan provides that, upon a Corporate Change (as hereinafter defined), the committee may accelerate the vesting of options, cancel options and make payments in respect thereof in cash, or adjust the outstanding options as appropriate to reflect such Corporate Change (including, without limitation, adjusting an option to provide that the number and class of shares of common stock covered by such option will be adjusted so that the option will thereafter cover securities of the surviving or acquiring corporation or other property (including cash) as determined by the committee). The plan provides that a Corporate Change occurs if (1) we are not be the surviving entity in any merger or consolidation (or we survive only as a subsidiary of an entity), (2) we sell, lease or exchange or agree to sell, lease or exchange all or substantially all of our assets to any other person or entity, (3) we are to be dissolved and liquidated, (4) any person or entity, including a “group” as contemplated by Section 13(d)(3) of the Exchange Act, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of our voting stock (based upon voting power), or (5) as a result of or in connection with a contested election of directors, the persons who were our directors before such election shall cease to constitute a majority of our Board of Directors.

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

Outstanding Awards. As of December 31, 2010, the outstanding options to purchase common stock under the plan consisted of 1,000,000 options to purchase shares of common stock in the aggregate at an exercise price of $0.125 per share.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  The sole member of our Board of Directors did not receive compensation for his services for the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 31, 2011, we had 33,458,880 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2011 by:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	0	n/a	n/a

Plans not approved by shareholders:
2006 Stock Incentive Plan	1,000,000	$0.125	8,000,000

A description of the 2006 Stock Incentive Plan is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2010 we paid $60,000 of consulting fees to David Stephen Group, an entity owned by Mr. Rector, our CEO, as compensation for his services to us as our sole officer and director.

We do not have a policy regarding the review, approval or ratification of transactions with related parties.

Director Independence

Our sole director is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of M&K, CPAs PLLC served as our independent registered accounting firm in 2010 and the firms of Seale & Beers and M&K, CPAs PLLC both served as our independent registered public accounting firms during 2009. The following table shows the fees that were billed for the audit and other services provided by such firm for 2010 and 2009.

	2010	2009

Audit Fees	$13,500	$4,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$13,500	$4,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.1
Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation (1)

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
10.1	Contract with Romfor West Africa Ltd., effective May 15, 2006 (4)
10.2	Standard Drilling, Inc. 2006 Stock Incentive Plan (4)
10.3	Asset Purchase Agreement dated September 24, 2007 between Standard Drilling, Inc. and PBT Capital Partners, LLC (5)
10.4	Letter Agreement dated October 9, 2008 by and between Standard Drilling, Inc., PBT Capital Partners, LLC and Prentis B. Tomlinson, Jr. (8)
16.1	Letter dated August 18, 2009 from Moore & Associates, Chartered (6)
16.2	Letter dated September 30, 2009 from Seale and Beers, CPAs (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	filed herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 27, 2006.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2006.
(3)	Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-75434, as declared effective by the Securities and Exchange Commission on May 14, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006.
(5)	Incorporated by reference the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on August 27, 2009.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on October 1, 2009.
(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Drilling, Inc.
March 31, 2011	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ David S. Rector David S. Rector	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, sole director, principal executive officer and principal financial and accounting officer	March 31, 2011