Form 10-Q
period 2011-03-31
Standard Drilling, Inc.
filed 2011-05-17
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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

Yes [√]  No[   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  33,458,880 shares of common stock are issued and outstanding as of May 16, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to consummate the acquisition of an operating entity and/or assets, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, together with the risks described in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Standard Drilling", "we"", "our", the "Company" and similar terms refer to Standard Drilling, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ending December 31, 2011 and “2010” refers to the year ended December 31, 2010.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)

CURRENT ASSETS

Cash	$43,390	$62,818

Total Current Assets	43,390	62,818

TOTAL ASSETS	$43,390	$62,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,385	$4,208
Accrued expenses	251,633	248,465

Total Current Liabilities	255,018	252,673

TOTAL LIABILITIES	255,018	252,673

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,718,548)	(18,696,775)

Total Stockholders' Equity (Deficit)	(211,628)	(189,855)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$43,390	$62,818

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)
			From Inception
			on February 14,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	18,605	45,029	2,290,550
Bad debt expense	-	-	600,000

Total Operating Expenses	18,605	45,029	2,890,550

INCOME (LOSS) FROM OPERATIONS	(18,605)	(45,029)	(2,890,550)

OTHER INCOME (EXPENSES)

Interest income	-	257	4,842
Interest expense	(3,168)	(3,665)	(40,435)

Total Other Income (Expenses)	(3,168)	(3,408)	(35,593)

LOSS BEFORE DISCONTINUED OPERATIONS	(21,773)	(48,437)	(2,926,143)

DISCONTINUED OPERATIONS	-	-	(15,792,405)

LOSS BEFORE INCOME TAXES	(21,773)	(48,437)	(18,718,548)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(21,773)	$(48,437)	$(18,718,548)

LOSS PER SHARE - BASIC
AND FULLY DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,458,880

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
						Deficit
						Accumulated
			Additional	Stock	Prepaid	During the
	Common Stock		Paid-in	Subscriptions	Stock	Development
	Shares	Amount	Capital	Receivable	Awards	Stage	Total
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Contributed capital for services	23,000,000	23,000	-	-	-	-	23,000

Common stock issued for
cash, prepaid services and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services
to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,451,110)	(12,451,110)

Balance December 31, 2007	34,207,000	34,207	17,228,483	-	-	(16,075,151)	1,187,539

Common shares cancelled	(748,120)	(748)	748	-	-	-	-

Fair value of options granted
and revalued	-	-	112,441	-	-	-	112,441

Deemed dividend	-	-	1,131,789	-	-	(1,131,789)	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,034,826)	(1,034,826)

Balance, December 31, 2008	33,458,880	33,459	18,473,461	-	-	(18,241,766)	265,154

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(272,855)	(272,855)

Balance, December 31, 2009	33,458,880	33,459	18,473,461	-	-	(18,514,621)	(7,701)

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(182,154)	(182,154)

Balance, December 31, 2010	33,458,880	33,459	18,473,461	-	-	(18,696,775)	(189,855)

Net loss for the three months ended
March 31, 2011 (unaudited)	-	-	-	-	-	(21,773)	(21,773)

Balance, March 31, 2011 (unaudited)	33,458,880	$33,459	$18,473,461	$-	$-	$(18,718,548)	$(211,628)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on February 14,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(21,773)	$(48,437)	$(2,926,143)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss from discontinued operations	-	-	(15,792,405)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes to operating assets and liabilities:
Increase in accounts payable	(823)	(24,716)	3,385
Increase in contingent liabilities	3,168	3,665	251,633

Net Cash Used in
Operating Activities	(19,428)	(69,488)	(17,751,089)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS

Net Cash Provided by
Discontinued Operations	-	-	17,794,479

NET INCREASE (DECREASE) IN CASH	(19,428)	(69,488)	43,390

CASH AT BEGINNING OF PERIOD	62,818	267,760	-

CASH AT END OF PERIOD	$43,390	$198,272	$43,390

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:
Deemed dividend	$-	$-	$1,131,789

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 and March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

STANDARD DRILLING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for the three months ended March 31, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. David S. Rector, our sole officer and director. Since 2008, we have not had any conversations with potential merger or acquisition targets nor have we entered into any definitive agreement with any party. We believe this is due in part to the lack of clarity in the public shell, which the Company seeks to remedy through the on-going litigation.  In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:
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

During the first three months of 2011 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, compensation to our officer, legal fees and litigation costs, and minimal fees associated with searching out potential merger or acquisition targets.  A major focus of management efforts is on clarifying the public shell by pursuit of the lawsuit against PBT Capital Partners and its principal.

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

Our principal executive office is currently located at the home of Mr. David S. Rector, our sole officer and director, and is provided to us free of charge as well as all related office equipment and communication lines.  During the next 12 months we anticipate incurring costs related to:

•	filing of our quarterly, annual and other reports under the Securities Exchange Act of 1934, including legal, accounting and filing fees,
•	litigation costs relating to an ongoing lawsuit against Mr. Tomlinson and PBT Capital Partners, L.L.C., and
•	costs relating to consummating an acquisition.

We do not believe that we will be able to meet these costs with our current cash on hand and willrequire additional debt or equity funding in order to maintain operations.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

We had no revenues in either of the three month periods ended March 31, 2011 or 2010.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses in the three month period ended March 31, 2011 totaled $18,605, a decrease of $26,424 or 59% from the $45,029 in general and administrative expenses incurred during the three month period ended March 31, 2010.  This decrease resulted primarily from a decrease in legal and accounting feesas the Company is attempting to conserve cash.  The Company has significantly decreased operations and, except for anticipated and potential legal fees, management expects operating expenses to continue to decrease as compared to prior periods.

Net Loss

Net loss for the three month period ended March 31, 2011 was $21,773, a decrease of $26,664 or 55% from the $48,437 net loss for the comparable period of 2010.  This decreased net loss was primarily the result of decreased general and administrative expenses incurred during the 2011 period, as described in the preceding paragraph.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2011 we had a working capital deficit of $211,628 as compared to a working capital deficit of $189,855 at December 31, 2010.   At March 31, 2011, we had current assets consisting solely of cash of $43,390 compared to $62,818 at December 31, 2010.  At March 31, 2011, we had current liabilities of $255,018 as compared to $252,673 at December 31, 2010.  At March 31, 2011, we had a total accumulated deficit of $18,718,548.

We expect to have monthly overhead costs of approximately $5,000 per month for the next 12 months, of which approximately $4,000 pertains to legal and accounting fees, and $1,000 pertains to basic general and administrative expenses incurred in the pursuit of various business opportunities.  Our present cash reserves are only sufficient to pay our overhead costs for approximately another six months.  We not only require cash to pay our operating expenses and the costs we will incur as we seek out a business combination, we may require additional cash to satisfy obligations related to our prior operations.

Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $60,000 annually, exclusive of costs associated with pursuing the litigation against Mr. Tomlinson and PBT Capital Partners LLC.The amount of legal fees and costs will vary depending upon the course of the litigation, and we may be required to pursue such litigation under a contingency fee arrangement.As described in our Annual Report on Form 10-K for the year ended December 31, 2010, PBT Capital Partners LLC is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 to $600,000, plus legal fees, interest and costs, as of March 31, 2011. No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT Capital Partners which relieved us from those liabilities. In July 2010 we filed suit against PBT Capital Partners and its principal seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment.  The litigation is scheduled for trial on July 18, 2011.  We do not believe that there is a more than remote likelihood that a third party claim for any of the amounts sought from PBT Capital Partners or Mr. Tomlinson would be reasonably likely to result in our liquidity increasing or decreasing in any material way.

In addition, on September 15, 2009 we received via certified mail a copy of a Final Judgment entered against our company on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorney’s fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at March 31, 2011 reflects contingent liabilities of approximately $251,633, inclusive of accrued interest and penalties, related to this judgment.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partner. As of March 31, 2011, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2011.   We will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future, or a sale of an interest in the pending litigation with Mr. Tomlinson and PBT to a third party, to provide capital to fund our company.  If we are not able to raise capital as necessary, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flows

For the three months ended March 31, 2011, net cash used by operating activities was $19,428, attributable primarily to a net loss of $21,773 offset by an increase in accounts payable of $3,168.  We did not report any cash used in investing or financing activities during the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies

Refer to Note 3 in our footnotes to the financial for a comprehensive list of the critical accounting policies affecting our Company.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is pursuing a lawsuit against  PBT Capital Partners and Prentis Tomlinson in order to effect the benefits of the Asset Purchase Agreement and subsequent agreements, while also remedying any damages and recouping legal costs.  The Company believes any award may include the value under the APA, related note and guaranty plus reimbursement for the litigation costs.  Trial is set for July 18, 2011.  The Company cannot forecast the outcome of the lawsuit.

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

STANDARD DRILLING, INC.
May 16, 2011	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer