Form 10-Q
period 2011-06-30
Standard Drilling, Inc.
filed 2011-08-18
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Yes [  ] No [  ] [THE COMPANY IS REQUIRED TO FILE THE INTERACTIVE DATA FILING WITH THIS REPORT.  PLEASE CHECK “YES” IF THE FILING IS BEING MADE CONTEMPORANEOUSLY WITH THE FILING OF THIS Q OR “NO” IF THE COMPANY IS AVAILING ITSELF OF THE ONE TIME, 30 DAY GRACE PERIOD AVAILABLE TO IT WITH THE FIRST REPORT THAT REQUIRES AN INTERACTIVE DATA FILE WHICH IS THIS Q.]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [√]  No[   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  33,458,880 shares of common stock are issued and outstanding as of August 4, 2011.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Standard Drilling", "we"", "our", the "Company" and similar terms refer to Standard Drilling, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the period ending June 30, 2011 and “2010” refers to the year ended December 31, 2010.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the first six months of 2011 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, compensation to our officer, legal fees and litigation costs, and minimal fees associated with searching out potential merger or acquisition targets.  A major focus of management efforts is on clarifying the public shell by pursuit of the lawsuit against PBT Capital Partners and its principal.

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

We do not believe that we will be able to meet these costs with our current cash on hand and will require additional debt or equity funding in order to maintain operations.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues

We had no revenues in either of the three month periods ended June 30, 2011 or 2010.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses in the three month period ended June 30, 2011 totaled $33,876 compared to $55,576 during the three month period ended June 30, 2010.  This decrease resulted primarily from a decrease in legal and accounting fees as the Company is attempting to conserve cash.  The Company has significantly decreased operations and, except for anticipated and potential legal fees, management expects operating expenses to continue to decrease as compared to prior periods.

Net Loss

Net loss for the three month period ended June 30, 2011 was $38,162 compared to $59,061 for the comparable period of 2010.  This decreased net loss was primarily the result of decreased general and administrative expenses incurred during the 2011 period, as described in the preceding paragraph.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

We had no revenues in either of the six month periods ended June 30, 2011 or 2010.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses in the three month period ended June 30, 2011 totaled $52,481 compared to $100,606 during the six month period ended June 30, 2010.  This decrease resulted primarily from a decrease in legal and accounting fees as the Company is attempting to conserve cash.  The Company has significantly decreased operations and, except for anticipated and potential legal fees, management expects operating expenses to continue to decrease as compared to prior periods.

Net Loss

Net loss for the six month period ended June 30, 2011 was $59,935 compared to $107,499 for the comparable period of 2010.  This decreased net loss was primarily the result of decreased general and administrative expenses incurred during the 2011 period, as described in the preceding paragraph.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2011 we had a working capital deficit of $249,790 as compared to a working capital deficit of $189,855 at December 31,

2010.   At June 30, 2011, we had current assets consisting solely of cash of $10,763 compared to $62,818 at December 31, 2010.  At June 30, 2011, we had current liabilities of $260,553 as compared to $252,673 at December 31, 2010.  At June 30, 2011, we had a total accumulated deficit of $18,756,710.

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

Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $60,000 annually, exclusive of costs associated with pursuing the litigation against Mr. Tomlinson and PBT Capital Partners LLC.  The amount of legal fees and costs will vary depending upon the course of the litigation, and we may be required to pursue such litigation under a contingency fee arrangement.  As described in our Annual Report on Form 10-K for the year ended December 31, 2010, PBT Capital Partners LLC is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 to $600,000, plus legal fees and costs, as of June 30, 2011.   No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT Capital Partners which relieved us from those liabilities. In July 2010 we filed suit against PBT Capital Partners and its principal seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment.  The litigation is scheduled for trial on February 6, 2012. We do not believe that there is a more than remote likelihood that a third party claim for any of the amounts sought from PBT Capital Partners or Mr. Tomlinson would be reasonably likely to result in our liquidity increasing or decreasing in any material way.

In addition, on September 15, 2009 we received via certified mail a copy of a Final Judgment entered against our company on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorney’s fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at June 30, 2011 reflects contingent liabilities of approximately $255,919, inclusive of accrued interest and penalties, related to this judgment.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partner. As of June 30, 2011, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2011.   We will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future, or a sale of an interest in the pending litigation with Mr. Tomlinson and PBT to a third party, to provide capital to fund our company.  If we are not able to raise capital as necessary, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flows

For the six months ended June 30, 2011, net cash used by operating activities was $52,055, attributable primarily to a net loss of $59,935 offset by an increase in accounts payable and accrued expenses of $7,880.  We did not report any cash used in investing or financing activities during the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is pursuing a lawsuit against PBT Capital Partners and Prentis Tomlinson in order to effect the benefits of the Asset Purchase Agreement and subsequent agreements, while also remedying any damages and recouping legal costs.  The Company believes any award may include the value under the APA, related note and guaranty plus reimbursement for the litigation costs.  Trial is set for February 6, 2012.  The Company cannot forecast the outcome of the lawsuit.

Item 1A.  Risk Factors.

Not applicable for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved

Item 5.  Other Information.

None.

Item 6.   Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *
101

Interactive Data File [EITHER USE * OR ** DEPENDING UPON IF THE INTERACTIVE DATA FILING WILL BE MADE WITH THIS Q OR UNDER THE GRACE PERIOD.  IF THE ONE TIME GRACE PERIOD IS BEING UTILIZED, WE’VE ADDED THE PROPER FOOTNOTE]

*

filed herewith.

**

to be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD DRILLING, INC.
August 15, 2011	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certification

I, David S. Rector, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended June 30, 2011 of Standard Drilling, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 18, 2011	/s/David S. Rector David S. Rector, Chief Executive Officer, principal executive officer

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification

I, David S. Rector, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended June 30, 2011 of Standard Drilling, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 18, 2011	/s/David S. Rector David S. Rector, Chief Financial Officer, principal financial and accounting officer

EXHIBIT 32.1

Section 1350 Certification

In connection with the Quarterly Report of Standard Drilling, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2011 as filed with the Securities and Exchange Commission (the “Report”), I, David S. Rector, Chief Executive Officer and Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

August 18, 2011	/s/David S. Rector David S. Rector, Chief Executive Officer, Chief Financial Officer, principal executive officer, principal financial and accounting officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.