Form 10-Q/A
period 2011-06-30
Standard Drilling, Inc.
filed 2011-09-01
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q/A

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________________TO__________________________
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

Yes [√] No [  ]

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

EXPLANATORY NOTE

North Horizon, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on September 1, 2011, for the purpose of furnishing the XBRL Interactive Data Files on Exhibit 101 and to include the financial statements previously omitted.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$10,763	$62,818

Total Current Assets	10,763	62,818

TOTAL ASSETS	$10,763	$62,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,634	$4,208
Accrued expenses	255,919	248,465

Total Current Liabilities	260,553	252,673

TOTAL LIABILITIES	260,553	252,673

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,756,710)	(18,696,775)

Total Stockholders' Equity (Deficit)	(249,790)	(189,855)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$10,763	$62,818

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception
					on February 14,
	For the Three Months Ended		For the Six Months Ended		2006 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-
OPERATING EXPENSES
General and administrative	33,876	55,576	52,481	100,606	2,324,426
Bad debt expense	-	-	-	-	600,000
Total Operating Expenses	33,876	55,576	52,481	100,606	2,924,426

INCOME (LOSS) FROM OPERATIONS	(33,876)	(55,576)	(52,481)	(100,606)	(2,924,426)
OTHER INCOME (EXPENSES)
Interest income	-	180	-	437	4,842
Interest expense	(4,286)	(3,665)	(7,454)	(7,330)	(44,721)
Total Other Income (Expenses)	(4,286)	(3,485)	(7,454)	(6,893)	(39,879)

LOSS BEFORE DISCONTINUED OPERATIONS	(38,162)	(59,061)	(59,935)	(107,499)	(2,964,305)
DISCONTINUED OPERATIONS	-	-	-	-	(15,792,405)
LOSS BEFORE INCOME TAXES	(38,162)	(59,061)	(59,935)	(107,499)	(18,756,710)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(38,162)	$(59,061)	$(59,935)	$(107,499)	$(18,756,710)
LOSS PER SHARE - BASIC
AND FULLY DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,458,880	33,458,880	33,458,880
The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on February 14,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(59,935)	$(107,499)	$(2,964,305)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss from discontinued operations	-	-	(15,792,405)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes to operating assets and liabilities:
Accounts payable	426	(30,968)	4,634
Accrued expenses	7,454	7,330	255,919

Net Cash Used in Operating Activities	(52,055)	(131,137)	(17,783,716)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS

Net Cash Provided by Discontinued Operations	-	-	17,794,479

NET INCREASE (DECREASE) IN CASH	(52,055)	(131,137)	10,763
CASH AT BEGINNING OF PERIOD	62,818	267,760	-

CASH AT END OF PERIOD	$10,763	$136,623	$10,763

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividend	$-	$-	$1,131,789

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011 and December 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved

Item 5.  Other Information.

None.

Item 6.   Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation LInkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*

filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD DRILLING, INC.
September 1, 2011	By: /s/ David S. Rector
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September 1, 2011	/s/David S. Rector David S. Rector, Chief Executive Officer, principal executive officer

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification

I, David S. Rector, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended June 30, 2011 of Standard Drilling, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September 1, 2011	/s/David S. Rector David S. Rector, Chief Financial Officer, principal financial and accounting officer

EXHIBIT 32.1

Section 1350 Certification

In connection with the Quarterly Report of Standard Drilling, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2011 as filed with the Securities and Exchange Commission (the “Report”), I, David S. Rector, Chief Executive Officer and Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

September 1, 2011	/s/David S. Rector David S. Rector, Chief Executive Officer, Chief Financial Officer, principal executive officer, principal financial and accounting officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.