Form 10-Q
period 2011-09-30
Standard Drilling, Inc.
filed 2011-11-08
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Yes [√  ] No [  ] [

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [√]  No[   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  33,458,880 shares of common stock are issued and outstanding as of November 3, 2011.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$9,018	$62,818

Total Current Assets	9,018	62,818

TOTAL ASSETS	$9,018	$62,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,965	$4,208
Accrued expenses	259,087	248,465

Total Current Liabilities	267,052	252,673

TOTAL LIABILITIES	267,052	252,673

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,764,954)	(18,696,775)

Total Stockholders' Equity (Deficit)	(258,034)	(189,855)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$9,018	$62,818

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception
					on February 14,
	For the Three Months Ended		For the Nine Months Ended		2006 Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-
OPERATING EXPENSES
General and administrative	5,076	35,179	57,557	135,785	2,329,502
Bad debt expense	-	-	-	-	600,000
Total Operating Expenses	5,076	35,179	57,557	135,785	2,929,502
INCOME (LOSS) FROM OPERATIONS	(5,076)	(35,179)	(57,557)	(135,785)	(2,929,502)

OTHER INCOME (EXPENSES)
Interest income	-	168	-	605	4,842
Interest expense	(3,168)	(3,665)	(10,622)	(10,995)	(47,889)
Total Other Income (Expenses)	(3,168)	(3,497)	(10,622)	(10,390)	(43,047)

LOSS BEFORE DISCONTINUED OPERATIONS	(8,244)	(38,676)	(68,179)	(146,175)	(2,972,549)
DISCONTINUED OPERATIONS	-	-	-	-	(15,792,405)
LOSS BEFORE INCOME TAXES	(8,244)	(38,676)	(68,179)	(146,175)	(18,764,954)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(8,244)	$(38,676)	$(68,179)	$(146,175)	$(18,764,954)
LOSS PER SHARE - BASIC
AND FULLY DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,458,880	33,458,880	33,458,880

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on February 14,
	For the Nine Months Ended		2006 Through
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(68,179)	$(146,175)	$(2,972,549)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss from discontinued operations	-	-	(15,792,405)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes to operating assets and liabilities:
Accounts payable	3,757	(36,378)	7,965
Accrued expenses	10,622	10,995	259,087

Net Cash Used in Operating Activities	(53,800)	(171,558)	(17,785,461)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS

Net Cash Provided by Discontinued Operations	-	-	17,794,479

NET INCREASE (DECREASE) IN CASH	(53,800)	(171,558)	9,018
CASH AT BEGINNING OF PERIOD	62,818	267,760	-

CASH AT END OF PERIOD	$9,018	$96,202	$9,018

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividend	$-	$-	$1,131,789

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and December 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the first nine months of 2011 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, compensation to our officer, legal fees and litigation costs, and minimal fees associated with searching out potential merger or acquisition targets.  A major focus of management efforts is on clarifying the public shell by pursuit of the lawsuit against PBT Capital Partners and its principal.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

We had no revenues in either of the three month periods ended September 30, 2011 or 2010.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses in the three month period ended September 30, 2011 totaled $5,076 compared to $35,179 during the three month period ended September 30, 2010.  This decrease resulted primarily from a decrease in legal and accounting fees as the Company is attempting to conserve cash.  The Company has significantly decreased operations and, except for anticipated and potential legal fees, management expects operating expenses to continue to decrease as compared to prior periods.

Net Loss

Net loss for the three month period ended September 30, 2011 was $8,244 compared to $38,676 for the comparable period of 2010.  This decreased net loss was primarily the result of decreased general and administrative expenses incurred during the 2011 period, as described in the preceding paragraph.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

We had no revenues in either of the nine month periods ended September 30, 2011 or 2010.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses in the nine month period ended September 30, 2011 totaled $57,557 compared to $135,785 during the nine month period ended September 30, 2010.  This decrease resulted primarily from a decrease in legal and accounting fees as the Company is attempting to conserve cash.  The Company has significantly decreased operations and, except for anticipated and potential legal fees, management expects operating expenses to continue to decrease as compared to prior periods.

Net Loss

Net loss for the six month period ended September 30, 2011 was $68,179 compared to $146,175 for the comparable period of 2010.  This decreased net loss was primarily the result of decreased general and administrative expenses incurred during the 2011 period, as described in the preceding paragraph.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2011 we had a working capital deficit of $258,034 as compared to a working capital deficit of $189,855 at December 31, 2010.   At September 30, 2011, we had current assets consisting solely of cash of $9,018 compared to $62,818 at December 31, 2010.  At September 30, 2011, we had current liabilities of $267,052 as compared to $252,673 at December 31, 2010.  At September 30, 2011, we had a total accumulated deficit of $18,764,954.

We expect to have monthly overhead costs of approximately $2,000 per month for the next 12 months, of which approximately $1,000 pertains to legal and accounting fees, and $1,000 pertains to basic general and administrative expenses incurred in the pursuit of various business opportunities. Our present cash reserves are only sufficient to pay our overhead costs for approximately another two months.  We not only require cash to pay our operating expenses and the costs we will incur as we seek out a business combination, we may require additional cash to satisfy obligations related to our prior operations.

Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $60,000 annually, exclusive of costs associated with pursuing the litigation against Mr. Tomlinson and PBT Capital Partners LLC.  The amount of legal fees and costs will vary depending upon the course of the litigation, and we may be required to pursue such litigation under a contingency fee arrangement.  As described in our Annual Report on Form 10-K for the year ended December 31, 2010, PBT Capital Partners LLC is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 to $600,000, plus legal fees and costs, as of September 30, 2011.   No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT Capital Partners which relieved us from those liabilities. In July 2010 we filed suit against PBT Capital Partners and its principal seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment.  The litigation is scheduled for trial on February 6, 2012. We do not believe that there is a more than remote likelihood that a third party claim for any of the amounts sought from PBT Capital Partners or Mr. Tomlinson would be reasonably likely to result in our liquidity increasing or decreasing in any material way.

In addition, on September 15, 2009 we received via certified mail a copy of a Final Judgment entered against our company on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorney’s fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at September 30, 2011 reflects contingent liabilities of approximately $259,087,  inclusive of accrued interest and penalties, related to this judgment.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partner. As of September 30, 2011, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2011.  We will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future, or a sale of an interest in the pending litigation with Mr. Tomlinson and PBT to a third party, to provide capital to fund our company.  If we are not able to raise capital as necessary, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flows

For the nine months ended September 30, 2011, net cash used by operating activities was $53,800, attributable primarily to a net loss of $68,179 offset by an increase in accounts payable and accrued expenses of $14,379.  We did not report any cash used in investing or financing activities during the nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved

Item 5.  Other Information.

None.

Item 6.   Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *
101	Interactive Data Files
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*

filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD DRILLING, INC.
November 8, 2011	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer