Form 10-K/A
period 2010-12-31
Standard Drilling, Inc.
filed 2012-02-10
CIK 1158694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
March 29, 2011

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

Standard Drilling, Inc.
February 8, 2012	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ David S. Rector David S. Rector	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, sole director, principal executive officer and principal financial and accounting officer	February 8, 2012