Form 10-K
period 2011-12-31
Standard Drilling, Inc.
filed 2012-04-02
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

Commission file number: 000-51569

STANDARD DRILLING, INC

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [ X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $540,020 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   33,458,880 shares of common stock are issued and outstanding as of March 30, 2012.

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

STANDARD DRILLING, INC.

FORM 10-K

TABLE OF CONTENTS

		Page No.
Part I
Item 1.	Business.	5
Item 1A.	Risk Factors.	6
Item 1B.	Unresolved Staff Comments.	10
Item 2.	Properties.	10
Item 3.	Legal Proceedings.	11
Item 4.	Mine Safety Disclosures.	11
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	12
Item 6.	Selected Financial Data.	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 8.	Financial Statements and Supplementary Data.	F-1
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	17
Item 9A.	Controls and Procedures.	17
Item 9B.	Other Information.	7
Part III
Item 10.	Directors, Executive Officers and Corporate Governance.	18
Item 11.	Executive Compensation.	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	20
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	24
Item 14.	Principal Accounting Fees and Services.	24
Part IV
Item 15.	Exhibits, Financial Statement Schedules.	25

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $18.8 million as of December 31, 2011. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.   We do not have any operations and are considered as “shell” company under Federal securities laws. Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $200,000 annually. We also expect to incur additional costs associated with pursuing the litigation described elsewhere in this report, and as such might be required to pursue such litigation under a contingency fee arrangement.  We do not presently have sufficient working capital to fund these expenses and anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate a business combination within a reasonable period of time, we may not have sufficient resources to continue meeting our reporting obligations with the Securities and Exchange Commission or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

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

We have a significant amount of debt.

At December 31, 2011 our balance sheet includes approximately $263,374 of contingent liabilities, including $202,874 in property taxes owed to the state of Texas, relating to the 2007 fiscal year, a related judgment payable in the amount of $8,325 dated June 30, 2009, and related accrued interest.  If one or more of these creditors should attempt to collect the amounts due, it is unlikely that we would be able to continue our operations as they are presently conducted and our ability to consummate a business combination or merger will be adversely impacted.  In that event, it is likely that you would lose your entire investment in our company.

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

On January 24, 2012 the Company consummated a Settlement Agreement with Prentis Tomlinson and PBT Capital Partners (“PBT”) whereby Mr. Tomlinson and PBT agreed to pay the Company a total of $115,000 in the form of seven payments, the last of which is due on July 30, 2012.  The Company received the first payment of $15,000 in March, 2012.

On March 26, 2012 the Company obtained an Agreed Judgment whereby the District Court of Harris County, Texas, 151st judicial district, ordered and decreed Mr. Tomlinson and PBT to pay the Company the $115,000 pursuant to the Settlement Agreement, and an additional $251,626.30.  In addition, the judgment ordered Tomlinson and PBT to pay the Company $5,000 for attorney fees incurred and that the entire judgment total should accrue interest at a rate of 5.0% per annum.  Furthermore, the Company is entitled to a total of $15,000 in attorney’s fees incurred in the enforcement and collection of the judgment.

ITEM 4.  Mine Safety Disclosures.

Not applicable to our company.

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

	High	Low
2010
First quarter ended March 31, 2010	$0.0011	$0.0011
Second quarter ended June 30, 2010	$0.0011	$0.0012
Third quarter ended September 30, 2010	$0.0011	$0.0012
Fourth quarter ended December 31, 2010	$0.0011	$0.0012

2011
First quarter ended March 31, 2011	$0.009	$0.009
Second quarter ended June 30, 2011	$0.023	$0.023
Third quarter ended September 30,2011	$0.0055	$0.0055
Fourth quarter ended December 31, 2011	$0.0020	$0.0020

The closing bid price of our common stock as reported on the OTCQB Market Tier of the OTC Markets Group was $0.045 on March 26, 2012.  No shares of our common stock have traded since that date.   As of March 26, 2012, there were approximately 208 record owners of our common stock.

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

Issuer Purchases of Equity Securities

None.

 ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for 2011 as compared to 2010

General and Administrative Expenses

The bulk of our general and administrative expenses for 2011 and 2010 were legal, accounting and consulting fees incurred to keep our filing status current and to search for new business opportunities. General and administrative expenses decreased approximately 58% in 2011 from 2010.  This decline is primarily attributable to an overall reduction in the activity of the Company as working capital has decreased.

Total Other Income (Expenses)

In 2011 no interest income existed due to low amounts of cash.  In 2011 our interest expense, which relates to contingent liabilities associated with a State of Texas tax liability described earlier in this report, increased approximately 20% from 2010.  This increase represents the accrual of this liability for an entire calendar year.

Net Loss

For 2011, we had a net loss of $86,342.  The net loss is primarily attributable to the operating expenses of $71,434 and interest expense in the amount of $14,908. During 2010, we had a total net loss of $182,154, which included $170,336 of operating expenses and $12,423 in interest expense, partially offset by interest income of $605.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $520 and a working capital deficit of $276,197 as compared to cash of $62,818 and a working capital deficit of $189,855 at December 31, 2010.   Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $200,000 annually, exclusive of costs associated with pursuing the litigation against Mr. Tomlinson and PBT described elsewhere in this report.  The amount of legal fees and costs will vary depending upon the course of the litigation, and we may be required to pursue such litigation under a contingency fee arrangement.  In addition, as described earlier in this report, PBT is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 as of December 31, 2011.   No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT which relieved us from those liabilities.  We do not believe that there is a more than remote likelihood that a third party claim for any of these amounts would be reasonably likely to result in our liquidity increasing or decreasing in any material way.

 In addition, on September 15, 2009 we received via certified mail a copy of a Final Judgment entered against Standard Drilling, Inc. on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorneys fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325.00, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at December 31, 2011 reflects contingent liabilities of approximately $263,374 related to these judgments.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partner. As of December 31, 2011, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital

needs for 2012.   We will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future, or a sale of an interest in the pending litigation with Mr. Tomlinson and PBT to a third party, to provide capital to fund our company.  If we are not able to raise capital as necessary, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flow from Operating Activities

For 2011, net cash used by operating activities was $62,298, primarily attributed to a net loss of $86,342 and an increase in accounts payable of $9,135, partially offset by an increase in contingent liabilities in the amount of $14,908.

Cash Flow from Investing Activities

For 2011, net cash provided by investing activities was $-0-.

Cash Flow from Financing Activities

For 2011, net cash provided by financing activities was $-0-.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Standard Drilling, Inc.

Walnut Creek, California

 (A Development Stage Company)

We have audited the accompanying balance sheets of Standard Drilling, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of   operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from February 14, 2006 (inception) through December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Drilling, Inc., as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2012

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010
CURRENT ASSETS

Cash	$520	$62,818

Total Current Assets	520	62,818

TOTAL ASSETS	$520	$62,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$13,343	$4,208
Accrued expenses	263,374	248,465

Total Current Liabilities	276,717	252,673

TOTAL LIABILITIES	276,717	252,673

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,783,117)	(18,696,775)

Total Stockholders' Deficit	(276,197)	(189,855)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$520	$62,818

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on February 14,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2011	2010	2011
			(Unaudited)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	71,434	170,336	2,343,379
Bad debt expense	-	-	600,000

Total Operating Expenses	71,434	170,336	2,943,379

INCOME (LOSS) FROM OPERATIONS	(71,434)	(170,336)	(2,943,379)

OTHER INCOME (EXPENSES)

Interest income	-	605	4,842
Interest expense	(14,908)	(12,423)	(52,175)

Total Other Income (Expenses)	(14,908)	(11,818)	(47,333)

LOSS BEFORE DISCONTINUED OPERATIONS	(86,342)	(182,154)	(2,990,712)
DISCONTINUED OPERATIONS	-	-	(15,792,405)

LOSS BEFORE INCOME TAXES	(86,342)	(182,154)	(18,783,117)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(86,342)	$(182,154)	$(18,783,117)

LOSS PER SHARE - BASIC
AND FULLY DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,458,880

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit

						Deficit
						Accumulated
			Additional	Stock	Prepaid	During the
	Common Stock		Paid-in	Subscriptions	Stock	Development
	Shares	Amount	Capital	Receivable	Awards	Stage	Total
Balance at inception on
February 14, 2006	-	$-	$-	$-	$-	$-	$-

Contributed capital for services	23,000,000	23,000	-	-	-	-	23,000

Common stock issued for
cash, prepaid services and
subscriptions receivable	22,073,000	22,073	18,026,709	(370,000)	(722,755)	-	16,956,027

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(3,624,041)	(3,624,041)

Balance, December 31, 2006	45,073,000	45,073	18,026,709	(370,000)	(722,755)	(3,624,041)	13,354,986

Cash received on subscriptions
receivable	-	-	-	317,600	-	-	317,600

Amortization of prepaid services
to paid-in capital	-	-	(742,472)	-	722,755	-	(19,717)

Write-off of stock subscriptions
receivable	-	-	-	52,400	-	-	52,400

Common shares cancelled	(10,866,000)	(10,866)	(55,754)	-	-	-	(66,620)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(12,451,110)	(12,451,110)

Balance December 31, 2007	34,207,000	34,207	17,228,483	-	-	(16,075,151)	1,187,539

Common shares cancelled	(748,120)	(748)	748	-	-	-	-

Fair value of options granted
and revalued	-	-	112,441	-	-	-	112,441

Deemed dividend	-	-	1,131,789	-	-	(1,131,789)	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,034,826)	(1,034,826)

Balance, December 31, 2008	33,458,880	33,459	18,473,461	-	-	(18,241,766)	265,154

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(272,855)	(272,855)

Balance, December 31, 2009	33,458,880	33,459	18,473,461	-	-	(18,514,621)	(7,701)

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(182,154)	(182,154)

Balance, December 31, 2010	33,458,880	33,459	18,473,461	-	-	(18,696,775)	(189,855)

Net loss for the year ended
December 31, 2011	-	-	-	-	-	(86,342)	(86,342)

Balance, December 31, 2011	33,458,880	$33,459	$18,473,461	$-	$-	$(18,783,117)	$(276,197)

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on February 14,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2011	2010	2011
			(Unaudited)
OPERATING ACTIVITIES
Net loss	$(86,342)	$(182,154)	$(2,990,712)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss from discontinued operations	-	-	(15,792,405)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes to operating assets and liabilities:
Accounts payable	9,135	(35,210)	13,343
Accrued expenses	14,909	12,422	263,374

Net Cash Used in Operating Activities	(62,298)	(204,942)	(17,793,959)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS

Net Cash Provided by Discontinued Operations	-	-	17,794,479

NET INCREASE (DECREASE) IN CASH	(62,298)	(204,942)	520
CASH AT BEGINNING OF PERIOD	62,818	267,760	-

CASH AT END OF PERIOD	$520	$62,818	$520

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividend	$-	$-	$1,131,789

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

The Asset Purchase Agreement was part of a plan of restructuring which the Company anticipated would allow it to raise additional capital and pursue new business opportunities. The Company's Board of Directors will continue to evaluate the Company's strategic options.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception and expects to continue to incur losses. As of December 31, 2011, the Company has not established an ongoing source of revenues and has generated operating losses since inception and expects to continue to incur losses. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to attain additional financing and/or merge with an existing operating company. The Company’s plan is complete a merger or acquisition of an existing operating company. There is no assurance that the Company will be able to implement its business plan or obtain adequate financing to fund future operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments - The Company has adopted the fair value-based method of accounting for stock-based employee compensation in accordance with FASB Pronouncements.  Option expense of $0 and $0 was recognized for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments – Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2011. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents. The Company had no cash equivalents at December 31, 2011 or 2010.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at December 31, 2011 and 2010.

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2011	2010
NET LOSS	$(86,342)	$(182,154)
BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	33,458,880	33,458,880

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.  Common stock equivalents are excluded from the computation of fully diluted loss per share because they would have been anti-dilutive.  The Company had 1,000,000 and 1,000,000 common stock equivalents outstanding as of December 31, 2011 and 2010, respectively.

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

December 31, 2011 and 2010

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

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$6,719,843	$6,686,169
Deferred tax liabilities:	-	-
Valuation allowance	(6,719,843)	(6,686,169)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book Loss from Operations	$(33,673)	(71,040)
Valuation allowance	33,673	71,040
	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $17,230,000 that may be offset against future taxable income from the year 2012 through 2030.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 4 –  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of December 31, 2011 and 2010, the Company has zero shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $.001 per share. The founding shareholders were issued 23,000,000 shares of common stock for services rendered. On June 9, 2006, the Company completed a private offering of 9,111,500 units at a price of $2.00 per unit realizing net proceeds after offering costs of $15,868,290. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $1.75 per share for every two shares of common stock the investor purchases in the offering. There were 9,111,500 warrants granted in the offering and the warrants expire two years from purchase. These warrants are valued at $954,815. The Company recognized fees and expenses related to the offering of $1,734,710. The Company also granted 1,688,800 warrants at an exercise price of $1.00 per share with the same terms and conditions as those issued in the private offering to the placement agent. These warrants were valued at $176,973.  As of December 31, 2011 the warrants granted in the private offering are expired.

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

December 31, 2011 and 2010

NOTE 5 –  OPTIONS AND WARRANTS (Continued)

Common Stock Options

Changes in stock options and warrants issued for the years ended December 31, 2011 and 2010 are as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Outstanding, December 31, 2009	11,800,300	$1.37
Granted	-	-
Exercised	-	-
Expired	(10,800,300)	1.75
Outstanding, December 31, 2010	1,000,000	$0.13
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2011	1,000,000	$0.13
Exercisable, December 31, 2011	1,000,000	$0.13

The following table summarizes information about stock options and warrants outstanding at December 31, 2011:

Options/Warrants Outstanding			Options/Warrants Exercisable

		Weighted	Weighted Average		Weighted
Range of	Number	Average	Remaining Life		Average
Prices	Outstanding	Exercise Price	(in years)	Options	Exercise Price
$0.13	1,000,000	$0.13	1.50	1,000,000	0.13

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

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 6 – CONTINGENCIES (Continued)

In July 2009 the Company received notification of $202,874 in property taxes owed to the state of Texas, relating to the 2007 fiscal year, and a related judgment payable in the amount of $8,325 dated June 30, 2009.  Accordingly, the Company has recorded contingent liabilities for these amounts, due to the fact that the Company believes these liabilities fall under the definition of those liabilities to have been legally assumed by Mr. Tomlinson pursuant to his agreement with the Company.  The Company has recorded interest on these contingent liabilities at a rate of 6.0% per annum.  Total accrued interest on these liabilities totaled $52,175 at December 31, 2011.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2011 and 2010 the Company paid $11,500 and $60,000, respectively, in consulting fees to David Stephen Group, an entity owned by the Company’s CEO, David Rector, as compensation for his services to the Company as sole officer and director.

NOTE 8 - SUBSEQUENT EVENTS

On January 24, 2012 the Company consummated a Settlement Agreement with Prentis Tomlinson and PBT Capital Partners (“PBT”) whereby Mr. Tomlinson and PBT agreed to pay the Company a total of $115,000 in the form of seven payments, the last of which is due on July 30, 2012.  The Company received the first payment of $15,000 in March, 2012.

On March 26, 2012 the Company obtained an Agreed Judgment whereby the District Court of Harris County, Texas, 151st judicial district, ordered and decreed Mr. Tomlinson and PBT to pay the Company the $115,000 pursuant to the Settlement Agreement, and an additional $251,626.30.  In addition, the judgment ordered Tomlinson and PBT to pay the Company $5,000 for attorney fees incurred and that the entire judgment total should accrue interest at a rate of 5.0% per annum.  Furthermore, the Company is entitled to a total of $15,000 in attorney’s fees incurred in the enforcement and collection of the judgment.

The Company has evaluated subsequent events through the date these financial statements were issued and determined that there are no additional subsequent events requiring disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded our internal control over financial reporting was not effective at December 31, 2011.  As set forth above, we are a small organization with only one employee. Under these circumstances it is impossible to segregate duties and our management has concluded that this lack of segregation of duties represents a material weakness in our internal control over financial reporting at December 31, 2011.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other named executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
David S. Rector 1	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	60,000	60,000

1

Mr. Rector’s compensation includes $60,000 per year in consulting fees to an entity owned by Mr. Rector under the terms of an oral agreement as compensation for his services to us for 2011 and 2010, respectively.  No payments were made in 2011.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

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

Outstanding Awards. As of December 31, 2011, the outstanding options to purchase common stock under the plan consisted of 1,000,000 options to purchase shares of common stock in the aggregate at an exercise price of $0.125 per share.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  The sole member of our Board of Directors did not receive compensation for his services for the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 30, 2012, we had 33,458,880 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2012 by:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

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

During 2011 and 2010 we paid $11,500 and $60,000, respectively, in consulting fees to David Stephen Group, an entity owned by Mr. Rector, our CEO, as compensation for his services to us as our sole officer and director.

We do not have a policy regarding the review, approval or ratification of transactions with related parties.

Director Independence

Our sole director is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of M&K, CPAs PLLC served as our independent registered accounting firm in 2011 and 2010. The following table shows the fees that were billed for the audit and other services provided by such firm for 2011 and 2010.

	2011	2010

Audit Fees	$13,800	$13,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$13,800	$13,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.1

Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation (1)

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
10.1	Contract with Romfor West Africa Ltd., effective May 15, 2006 (4)
10.2	Standard Drilling, Inc. 2006 Stock Incentive Plan (4)
10.3	Asset Purchase Agreement dated September 24, 2007 between Standard Drilling, Inc. and PBT Capital Partners, LLC (5)
10.4	Letter Agreement dated October 9, 2008 by and between Standard Drilling, Inc., PBT Capital Partners, LLC and Prentis B. Tomlinson, Jr. (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 27, 2006.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2006.
(3)	Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-75434, as declared effective by the Securities and Exchange Commission on May 14, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006.
(5)	Incorporated by reference the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.

(6)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Drilling, Inc.
April 2, 2012	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ David S. Rector David S. Rector	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, sole director, principal executive officer and principal financial and accounting officer	April 2, 2012