Form 10-Q
period 2012-03-31
Standard Drilling, Inc.
filed 2012-05-10
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 [REFORMATTED]

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISSION FILE NUMBER: 000-51569

STANDARD DRILLING, INC.
(EXACT name of registrant as specified in its charter)

NEVADA	84-1598154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Terrace Way, Walnut Creek, CA	94597
(Address of principal executive offices) [REFORMATTED]	(Zip Code)

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

Yes [X] No [  ]

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

Yes [X]  No[   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  33,458,880 shares of common stock are issued and outstanding as of May 1, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to consummate the acquisition of an operating entity and/or assets, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, together with the risks described in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Standard Drilling", "we"", "our", the "Company" and similar terms refer to Standard Drilling, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2012” refers to the year ending December 31, 2012 and “2011” refers to the year ended December 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$4,151	$520

Total Current Assets	4,151	520

TOTAL ASSETS	$4,151	$520

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$14,607	$13,343
Accrued expenses	266,542	263,374

Total Current Liabilities	281,149	276,717

TOTAL LIABILITIES	281,149	276,717

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,783,918)	(18,783,117)

Total Stockholders' Deficit	(276,998)	(276,197)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$4,151	$520

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on February 14,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	12,633	18,605	2,356,012
Bad debt expense	-	-	600,000

Total Operating Expenses	12,633	18,605	2,956,012

LOSS FROM OPERATIONS	(12,633)	(18,605)	(2,956,012)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,842
Gain on collection of judgment	15,000	-	15,000
Interest expense	(3,168)	(3,168)	(55,343)

Total Other Income (Expenses)	11,832	(3,168)	(35,501)

LOSS BEFORE DISCONTINUED OPERATIONS	(801)	(21,773)	(2,991,513)
DISCONTINUED OPERATIONS	-	-	(15,792,405)

LOSS BEFORE INCOME TAXES	(801)	(21,773)	(18,783,918)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(801)	$(21,773)	$(18,783,918)

LOSS PER SHARE - BASIC
AND FULLY DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	33,458,880	33,458,880

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on February 14,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(801)	$(21,773)	$(2,991,513)
Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
Loss from discontinued operations	-	-	(15,792,405)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes to operating assets and liabilities:
Accounts payable	1,264	(823)	14,607
Accrued expenses	3,168	3,168	266,542
Net Cash Provided by (Used In)
Operating Activities	3,631	(19,428)	(17,790,328)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS
Net Cash Provided by
Discontinued Operations	-	-	17,794,479

NET INCREASE (DECREASE) IN CASH	3,631	(19,428)	4,151
CASH AT BEGINNING OF PERIOD	520	62,818	-

CASH AT END OF PERIOD	$4,151	$43,390	$4,151

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH
FINANCING ACTIVITIES:
Deemed dividend	$-	$-	$1,131,789

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – SIGNIFICANT EVENTS

On January 24, 2012 the Company consummated a Settlement Agreement with Prentis Tomlinson and PBT Capital Partners (“PBT”) whereby Mr. Tomlinson and PBT agreed to pay the Company a total of $115,000 in the form of seven payments, the last of which is due on July 30, 2012.  The Company received the first payment of $15,000 in January, 2012.

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 4 – SIGNIFICANT EVENTS (CONTINUED)

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for the three months ended March 31, 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the first three months of 2012 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, compensation to our officer, legal fees and litigation costs, and minimal fees associated with searching out potential merger or acquisition targets.  A major focus of management efforts over the past several years has been on clarifying the public shell by pursuit of the lawsuit against PBT Capital Partners LLC (“PBT”) and its principal Mr. Prentiss B. Tomlinson, Jr.  Although we entered into a settlement agreement in January 2012 in this matter, PBT and Mr. Tomlinson defaulted under the agreement.  As described later in this report, we have obtained a judgment against them and intend to continue to pursue collection of this judgment.

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

Results of Operations

Revenues

We had no revenues in either of the three month periods ended March 31, 2012 or 2011.

Total Operating Expenses

General and administrative expenses in the three month period ended March 31, 2012 totaled $12,633 compared to $18,605 during the three month period ended March 31, 2011.  This decrease resulted primarily from a decrease in legal and accounting fees as the Company is attempting to conserve cash.  The Company has significantly decreased operations and, except for anticipated and potential legal fees, management expects operating expenses to continue to decrease as compared to prior periods.

Total Other Income and Expenses

Total other income (expenses) for in the three month period ended March 31, 2012 totaled $11,832 compared to $(3,168) during the three month period ended March 31, 2011.  This change resulted from the Company receiving a $15,000 payment upon a legal judgment, which was recorded as a gain on collection of judgment during the period.

Net Loss

Net loss for the three month period ended March 31, 2012 was $801 compared to $21,733 for the comparable period of 2011.  This decreased net loss was primarily the result of the Company’s collection of $15,000 pursuant to a legal judgment, in addition to a slight decrease in general and administrative expenses incurred during the period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2012 we had a working capital deficit of $276,998 as compared to a working capital deficit of $276,197 at December 31, 2011.   At March 31, 2011, we had current assets consisting solely of cash of $4,151 compared to $520 at December 31, 2011.  At March 31, 2012, we had current liabilities of $281,149 as compared to $276,717 at December 31, 2011.  At March 31, 2012, we had a total accumulated deficit of $18,783,918.

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

Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $60,000 annuallyAs described in our Annual Report on Form 10-K for the year ended December 31, 2011, PBT Capital Partners LLC (“PBT”) is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 to $600,000, plus

legal fees and costs.   No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT Capital Partners which relieved us from those liabilities.

In addition, on September 15, 2009 we received via certified mail a copy of a Final Judgment entered against our company on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorney’s fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at March 31, 2012 reflects contingent liabilities of approximately $266,542, inclusive of accrued interest and penalties, related to this judgment.

On January 24, 2012 the Company consummated a Settlement Agreement with Mr. Tomlinson and PBT whereby Mr. Tomlinson and PBT agreed to pay the Company a total of $115,000 in the form of seven payments, the last of which is due on July 30, 2012.  The Company received the first payment of $15,000 in January, 2012.  However, Mr. Tomlinson and PBT subsequently defaulted on the terms of the Settlement Agreement.  As a result of this default, the Company sought after and obtained a legal judgment to enforce the terms of the Settlement Agreement.

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

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partner. As of March 31, 2012 our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2012.  Unless we are able to obtain the funds due us under the judgment against Mr. Tomlinson and PBT described later in this report, we will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

Cash Flows

For the three months ended March 31, 2012, net cash used by operating activities was $3,631, attributable primarily to a net loss of $801, offset by an increase in accounts payable and accrued expenses of $4,432.  We did not report any cash used in investing or financing activities during the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of the continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2011. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously disclosed, on July 26, 2010, we filed a lawsuit against Mr. Tomlinson and PBT in the 151st Judicial District Court of Harris County, Texas, Case No. 2010-46137, seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment with respect to certain agreements entered into between Mr. Tomlinson, PBT and the Company  On January 24, 2012 the Company consummated a Settlement Agreement with Mr. Tomlinson and PBT whereby Mr. Tomlinson and PBT agreed to pay the Company a total of $115,000 in the form of seven payments, the last of which is due on July 30, 2012.  The Company received the first payment of $15,000 in March, 2012.  However, Mr. Tomlinson and PBT subsequently defaulted on the terms of the Settlement Agreement.  As a result of this default, the Company sought after and obtained a legal judgment to enforce the terms of the Settlement Agreement.

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

Item 1A.  Risk Factors.

Not applicable for a smaller reporting company.

tem 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable to our company.

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

STANDARD DRILLING, INC.
May 10, 2012	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer