Form 10-Q
period 2012-06-30
Standard Drilling, Inc.
filed 2012-08-14
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 [REFORMATTED]

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

Yes [√]  No[   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  33,458,880 shares of common stock are issued and outstanding as of July 15, 2012.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$1,139	$520

Total Current Assets	1,139	520

TOTAL ASSETS	$1,139	$520

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$18,807	$13,343
Accrued expenses	269,709	263,374

Total Current Liabilities	288,516	276,717

TOTAL LIABILITIES	288,516	276,717

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, none
shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized
at par value of $0.001, 33,458,880 shares
issued and outstanding	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,794,297)	(18,783,117)

Total Stockholders' Deficit	(287,377)	(276,197)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,139	$520

The accompanying notes are an integral part of these financial statements.

F1

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception
					on February 14,
	For the Three Months Ended		For the Six Months Ended		2006 Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES
General and administrative	7,211	33,876	19,844	52,481	2,363,223
Bad debt expense	-	-	-	-	600,000
Total Operating Expenses	7,211	33,876	19,844	52,481	2,963,223

LOSS FROM OPERATIONS	(7,211)	(33,876)	(19,844)	(52,481)	(2,963,223)

OTHER INCOME (EXPENSES)
Interest income	-	-	-	-	4,842
Gain on collection of judgement	-	-	15,000	-	15,000
Interest expense	(3,168)	(4,286)	(6,336)	(7,454)	(58,511)
Total Other Income (Expenses)	(3,168)	(4,286)	8,664	(7,454)	(38,669)

LOSS BEFORE DISCONTINUED OPERATIONS	(10,379)	(38,162)	(11,180)	(59,935)	(3,001,892)
DISCONTINUED OPERATIONS	-	-	-	-	(15,792,405)

LOSS BEFORE INCOME TAXES	(10,379)	(38,162)	(11,180)	(59,935)	(18,794,297)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(10,379)	$(38,162)	$(11,180)	$(59,935)	$(18,794,297)

LOSS PER SHARE - BASIC
AND FULLY DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	34,458,880	33,458,880	33,458,880	33,458,880

The accompanying notes are an integral part of these financial statements.

F3

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on February 14,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(11,180)	$(59,935)	$(3,001,892)
Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
Loss from discontinued operations	-	-	(15,792,405)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes to operating assets and liabilities:
Accounts payable	5,464	426	18,807
Accrued expenses	6,335	7,454	269,709
Net Cash Provided by (Used In)
Operating Activities	619	(52,055)	(17,793,340)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

DISCONTINUED OPERATIONS
Net Cash Provided by
Discontinued Operations	-	-	17,794,479

NET INCREASE (DECREASE) IN CASH	619	(52,055)	1,139
CASH AT BEGINNING OF PERIOD	520	62,818	-

CASH AT END OF PERIOD	$1,139	$10,763	$1,139

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH
FINANCING ACTIVITIES:
Deemed dividend	$-	$-	$1,131,789

The accompanying notes are an integral part of these financial statements.

F4

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – SIGNIFICANT EVENTS

On January 24, 2012 the Company consummated a Settlement Agreement with Prentis Tomlinson and PBT Capital Partners (“PBT”) whereby Mr. Tomlinson and PBT agreed to pay the Company a total of $115,000 in the form of seven payments, the last of which is due on July 30, 2012.  The Company received the first payment of $15,000 in January, 2012. No other payments have been received since January 2012.

F5

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 (unaudited)

NOTE 4 – SIGNIFICANT EVENTS (CONTINUED)

On March 26, 2012 the Company obtained an Agreed Judgment whereby the District Court of Harris County, Texas, 151st judicial district, ordered and decreed Mr. Tomlinson and PBT to pay the Company the $115,000 pursuant to the Settlement Agreement, and an additional $251,626.  In addition, the judgment ordered Tomlinson and PBT to pay the Company $5,000 for attorney fees incurred and that the entire judgment total should accrue interest at a rate of 5.0% per annum.  Furthermore, the Company is entitled to a total of $15,000 in attorney’s fees incurred in the enforcement and collection of the judgment. Payments of $10,000 are due at the end of each month until July 30, 2012 when $50,000 is due. No payments have been received since the payment received in January 2012.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

F6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for the six months ended June 30, 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the first six months of 2012 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, compensation to our officer, legal fees and litigation costs, and minimal fees associated with searching out potential merger or acquisition targets.  A major focus of management efforts over the past several years has been on clarifying the public shell by pursuit of the lawsuit against PBT Capital Partners LLC (“PBT”) and its principal Mr. Prentiss B. Tomlinson, Jr.  Although we entered into a settlement agreement in January 2012 in this matter, PBT and Mr. Tomlinson defaulted under the agreement.  As described later in this report, we have obtained a judgment against them and intend to continue to pursue collection of this judgment.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

We had no revenues in either of the three month periods ended June 30, 2012 or 2011.

Total Operating Expenses and Total Other Income (Expenses)

General and administrative expenses in the three month period ended June 30, 2012 totaled $7,211 compared to $33,876 during the three month period ended June 30, 2011.  This decrease resulted primarily from a decrease in legal and accounting fees as the Company is attempting to conserve cash.  The Company has significantly decreased operations and, except for anticipated and potential legal fees, management expects operating expenses to continue to decrease as compared to prior periods.

Net Loss

Net loss for the three month period ended June 30, 2012 was $10,379 compared to $38,162 for the comparable period of 2011.  This decreased net loss was primarily the result of decreased general and administrative expenses incurred during the 2012 period, as described in the preceding paragraph.

Six Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

We had no revenues in either of the six month periods ended June 30, 2012 or 2011.

Total Operating Expenses

General and administrative expenses in the three month period ended June 30, 2012 totaled $19,844 compared to $52,481 during the three month period ended June 30, 2011.  This decrease resulted primarily from a decrease in legal and accounting fees as the Company is attempting to conserve cash.  The Company has significantly decreased operations and, except for anticipated and potential legal fees, management expects operating expenses to continue to decrease as compared to prior periods.

Total Other Income and Expenses

Total other income (expenses) for in the six month period ended June 30, 2012 totaled $8,664 compared to $(7,454) during the six month period ended June 30, 2011.  This change resulted from the Company receiving a $15,000 payment upon a legal judgment, which was recorded as a gain on collection of judgment during the period.

Net Loss

Net loss for the six month period ended June 30, 2012 was $11,180 compared to $59,935 for the comparable period of 2011.  This decreased net loss was primarily the result of the Company’s collection of $15,000 pursuant to a legal judgment, in addition to a slight decrease in general and administrative expenses incurred during the period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2012 we had a working capital deficit of $287,377 as compared to a working capital deficit of $276,197 at December 31, 2011.   At June 30, 2012, we had current assets consisting solely of cash of $1,139 compared to $520 at December 31, 2011.  At June 30, 2012, we had current liabilities of $288,516 as compared to $276,717 at December 31, 2011.  At June 30, 2012, we had a total accumulated deficit of $18,794,297.

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

Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $60,000 annually. As described in our Annual Report on Form 10-K for the year ended December 31, 2011, PBT Capital Partners LLC (“PBT”) is in default under the terms of the October 2008 agreement with total potential claims of approximately $424,000 to $600,000, plus legal fees and costs.   No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT Capital Partners which relieved us from those liabilities.

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

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partner. As of June 30, 2012 our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2012.  Unless we are able to obtain the funds due us under the judgment against Mr. Tomlinson and PBT described later in this report, we will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

Cash Flows

For the six months ended June 30, 2012, net cash provided by operating activities was $619, attributable primarily to a net loss of $11,180, offset by an increase in accounts payable and accrued expenses of $11,799.  We did not report any cash used in investing or financing activities during the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of the continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2011. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

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

STANDARD DRILLING, INC.
August 14, 2012	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer