Form 10-Q/A
period 2012-06-30
Standard Drilling, Inc.
filed 2012-09-14
CIK 1158694

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

EXPLANATORY NOTE

Standard Drilling, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on September 14, 2012, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

PART II - OTHER INFORMATION

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

STANDARD DRILLING, INC.
September 14, 2012	By: /s/ David S. Rector
David S. Rector, Chief Executive Officer, Chief Financial Officer