Form 10-K
period 2012-12-31
Standard Drilling, Inc.
filed 2013-04-01
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

Commission file number: 000-51569

STANDARD DRILLING, INC.
(Exact name of registrant as specified in its charter)

NEVADA	84-1598154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 CLAY STREET SAN FRANCISCO, CA	94111
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:	(650) 380-8280

Securities registered under Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NOT APPLICABLE

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ] No [√]

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $499,578 on June 30, 2012.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  93,458,880 shares of common stock are issued and outstanding as of April 1, 2013.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “Standard Drilling", "we"", "our", the "Company" and similar terms refer to Standard Drilling, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010,  “2011” refers to the year ended December 31, 2011 and “2012” refers to the year ending December 31, 2012.

PART I

ITEM 1.  BUSINESS.

Overview

Corporate History

We were originally formed as a Nevada corporation on July 27, 2001, under the name Online Holdings, Inc.  Subsequently, on September 1, 2006, pursuant to an Agreement and Plan of Merger dated July 24, 2006 by and among our company, Standard Drilling Acquisition Co., a Delaware corporation (“Standard Drilling Acquisition”), and Standard Drilling, Inc., a Delaware corporation (“Standard Drilling Delaware”), Standard Drilling Acquisition was merged with and into Standard Drilling Delaware, and Standard Drilling Delaware became our wholly-owned subsidiary.  As a result of the merger, our company, which previously had no material operations, acquired the business of Standard Drilling Delaware.  In conjunction with the merger, we changed our name to Standard Drilling, Inc.

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

In October 2008 we entered into a letter agreement with PBT and Mr. Tomlinson pursuant to which PBT was to place $233,425 in escrow on or before December 31, 2008.  These funds were to be applied to the payment of any failure to drill penalties which were accrued by us as of the date of the Asset Purchase Agreement in September 2007 under a lease which was included in the assets acquired by PBT if and to the extent any claim was made against us within 18 months from the date of the letter agreement.  In the event a valid claim was made against us, Mr. Tomlinson agreed to also immediately pay approximately $223,000 on our behalf.  The October 2008 letter agreement also contained representations and warranties from PBT that all failure to drill penalties resulting from another lease which was part of the assets acquired by PBT has been extinguished or released and that all liabilities under various employment agreements have also been extinguished or released together with an affirmative undertaking by PBT to provide us with written evidence of these releases.  Finally, the letter agreement contained an obligation of PBT to pay various property taxes totaling approximately $186,000 on our behalf related to assets acquired by it, as well as paying approximately $4,300 to a third party for other services rendered prior to the closing of the Asset Purchase Agreement and an affirmative undertaking by PBT to provide us with written evidence of these payments.  In consideration of these actions we agreed to cancel the $600,000 promissory note due us by PBT which was then in default.  PBT has not deposited the funds in escrow as required nor have they provided us with any of the releases or evidences of payment as required by the October 2008 letter agreement. Accordingly, PBT is currently in default under the terms of this letter agreement.  During 2008, we wrote-off the $600,000 note payable to us by PBT as the collection of the amount was deemed unlikely.  The accounting treatment for the debt did not impact any legal rights we had against PBT and Mr. Tomlinson.  On July 26, 2010, we initiated suit against Mr. Tomlinson and PBT as described in Item 3 of this report, and we are relying upon legal counsel to advise us as to the effect and enforceability of certain of the above-referenced documents and transactions in light of the conduct alleged in the suit.

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

On March 26, 2012 the Company obtained an Agreed Judgment whereby the District Court of Harris County, Texas, 151st judicial district, ordered and decreed Mr. Tomlinson and PBT to pay the Company the $115,000 pursuant to the Settlement

Agreement, and an additional $251,626.  In addition, the judgment ordered Tomlinson and PBT to pay the Company $5,000 for attorney fees incurred and that the entire judgment total should accrue interest at a rate of 5.0% per annum.  Furthermore, the Company is entitled to a total of $15,000 in attorney’s fees incurred in the enforcement and collection of the judgment. Payments of $10,000 were due at the end of each month until July 30, 2012 when $50,000 was due. No payments have been received since the payment received in January 2012.

Reverse Acquisition of EFactor

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Standard Drilling, (ii) EFactor, and (iii) certain shareholders of EFactor, pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor transferred to us 6,580,250 of the common stock of EFactor in exchange for the issuance of 50,000,000 shares (the “Shares”) of our common stock and 5,000,000 shares of a yet to be created series of preferred stock to be entitled the “Series A Convertible Preferred Stock” (such transaction, the “Share Exchange”). This transaction closed on February 11, 2013.

As a result of the transaction, (i) EFactor became our majority-owned subsidiary, (ii) our sole officer and director resigned immediately, and we appointed four new directors and retained new executive officers; and (iii) we changed our business focus to owning, operating and administering certain assets related to a social media network, on- and offline content and interest in a subsidiary that conducts business operations as EQMentor and certain other intellectual property.

Subsequent to this filing, it is our intention to complete the acquisitions of MCC International, Ltd and Home Training Initiative, Ltd.  Agreements have been reached between parties but are subject to completion.

Our operations are now conducted through our majority-owned subsidiary, EFactor.  The term “we” as used throughout this document refers to Standard Drilling, Inc. and our wholly-owned subsidiary, The E-Factor Corp.  In accordance with financial reporting for reverse merger transactions the financial reporting contained herein is only that of EFactor and does not include Standard Drilling’s financial results.

Standard Drilling Business Prior to the Reverse Acquisition with EFactor

According to our prior management’s disclosure in our prior annual reports, following September 2007 transactions with Romfor West Africa and PBT Capital Partners, LLC, both of which are described earlier in this section under “Corporate History,” we did not have any business or operations and were considered a "shell" company under Federal securities laws until we closed the above-described transaction with EFactor.  Prior to the transaction with EFactor, we were actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  We did not restrict our search to any specific business, industry, or geographical location.

As of December 31, 2012 we were considered a “shell” company and had limited operations. We did not have any employees.   Mr. Rector, our Chief Executive Officer, provided services to us under the terms of a compensation arrangement with a company that he controls.  Mr. Rector is involved in other business activities and devotes his time and attention to our business on a part-time basis as needed. Our sole purpose at December 31, 2012 was to find a private company with operations that we could acquire in exchange for issuance of our securities.  As noted above, on February 11, 2013, we closed the transaction with EFactor.  As a result we will briefly touch on EFactor’s business in this section rather than focus on the time when we were a shell.

EFactor Business Overview

EFactor was organized as a Delaware corporation on October 30, 2007.  On March 1, 2008, EFactor launched EFactor.com, which has since become what we believe to be the world’s largest social network for entrepreneurs, with over 1 million members in all 195 countries listed by the United Nations, representing 240 industries. With EFactor.com, entrepreneurs can create new connections that bring value to the entrepreneur’s business or the fledgling entrepreneur’s idea. The core of EFactor’s service is to create these valuable connections that are based on a strong proprietary algorithm that is at the heart of EFactor’s database. In addition to matches between peers, mentors and investors - EFactor offers key support in 4 distinct areas:

1.

Funding: EFactor educates and facilitates entrepreneurs in their search for funding.

2.

Knowledge: EFactor provides key information, articles, webcasts, videos and advice and access to mentors and peers.

3.

Saving costs: EFactor negotiates discounts on real products and services that entrepreneurs need.

4.

Business Development: EFactor connects to relevant people via its unique algorithm and its live events.

Although EFactor is a global platform, its marketing effort is focused on five core territories, being:

•

USA

•

UK

•

India

•

China

•

The Netherlands

Additional territories will be developed over time with live events taking place in those geographies where a high concentration of members evolves.

EFactor has created and started to implement a strategy based on acquiring companies that fit with and add value to its core member base of Entrepreneurs. It has initiated research and identified a number of companies that can potentially provide a product or service that is scalable, profitable and easily adapted to accommodate thousands of new clients. Through this “roll-up strategy” EFactor will grow both organically and through acquisition over the next 12-18 months.

EFactor can be classified as a “niche social network” and operates in the generic “social media” industry. In Management’s view, niche social networks in particular are poised for growth in the coming years as people shift from generic platforms to those where they feel they are connecting with likeminded people sharing a common interest.

No direct competitors exist that combine the niche community for entrepreneurs with the real-time events and access to real resources and funding. There are other companies that do one of these aspects (i.e. only funding such as Gust or social networking in general such as Facebook) but not combined in the way such as EFactor. EFactor is unique in that it started out when social networking was in its infancy. There are very few companies as yet that have the expertise and in-depth knowledge that EFactor has built over the past four years of the industry as a whole and social media in detail.

EFactor’s technology platform, Business Network for Entrepreneurs, uses state-of-the-art technologies, such as data engine search and data vector analysis, to broaden the opportunities and to increase success in business relationships. Our data mapping algorithms introduce a new service, a new prospect, a new partner or a new investor to an EFactor member when they are ready to begin building this business relationship. Our business maturity modeling facilitates gap analysis for EFactor members and recommends pathways to accelerate their business maturity. We recognize technology is there to support human beings and our entire platform is conceived to integrate human interaction with technology to benefit the business relationship.

Business Network for Entrepreneurs is a platform for building high impact business relationships. For example, Business Network for Entrepreneurs’ gap analysis may identify the need for an EFactor’s member to improve their business goals.  It will then make recommendations for a well-qualified mentor to mature the member’s skills required to fill this gap.  At the same time the member could seek recommendations for a new business supplier located in a distant city.  Or a member can simply ask for opinions about attending a particular trade show.  Building strong business relationships leads to business success and Business Network for Entrepreneurs is an important tool in achieving those relationships.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $ 18,823,370 as of December 31, 2012

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.   We do not have any operations and are considered as “shell” company under Federal securities laws. Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $200,000 annually. We also expect to incur additional costs associated with pursuing the litigation described elsewhere in this report, and as such might be required to pursue such litigation under a contingency fee arrangement.  We do not presently have sufficient working capital to fund these expenses and anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate a business combination within a reasonable period of time, we may not have sufficient resources to continue meeting our reporting obligations with the Securities and Exchange Commission or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

At December 31, 2012, we did not have an operating business.

At December 31, 2012, we did not have any operating business and we do not presently have sufficient capital to fund our expenses for the next 12 months. Our plans include a business combinations with or investments in other operating companies, or entering into a completely new line of business. At December 31, 2012, we had not yet identified any such opportunities. We cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial dilution to your ownership and/or voting power in the Company, including a potential decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our stock.

We have a significant amount of debt.

At December 31, 2012 our balance sheet includes approximately $286,894 of contingent liabilities, including $202,874 in property taxes owed to the state of Texas, relating to the 2007 fiscal year, a related judgment payable in the amount of $8,325 dated June 30, 2009, and related accrued interest.  If one or more of these creditors should attempt to collect the amounts due, it is unlikely that we would be able to continue our operations as they are presently conducted and our ability to consummate a business combination or merger will be adversely impacted.  In that event, it is likely that you would lose your entire investment in our company.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

As of December 31, 2012, our principal executive office occupies approximately 240 square feet of office space, at 1640 Terrace Way, Walnut Creek, California 94597, which we are provided at the home of Mr. David S. Rector, our sole officer and director, free of charge as well as all related office equipment and communication lines.

ITEM 3.  LEGAL PROCEEDINGS.

On July 26, 2010, we filed a lawsuit against Prentis Tomlinson and PBT Capital Partners (“PBT”) in the 151st Judicial District Court of Harris County, Texas, Case No. 2010-46137, seeking damages for breach of contract, negligent misrepresentation, fraud, unjust enrichment, fiduciary misconduct, exemplary damages, and declaratory judgment with respect to certain agreements entered into between Mr. Tomlinson, PBT and the Company. On January 24, 2012 we consummated a Settlement Agreement with Mr. Tomlinson and PBT whereby Mr. Tomlinson and PBT agreed to resolve a certain liability from Johnson County, Texas and pay us a total of $115,000 in the form of seven payments, the last of which was due on July 30, 2012.  We received only the first payment of $15,000 in January 2012.

On April 2, 2012 we obtained a Final Agreed Judgment in the above-entitled matter whereby the District Court of Harris County, Texas, 151st Judicial District, ordered and decreed Mr. Tomlinson and PBT to pay us $351,626.30, pursuant to the Settlement Agreement.  In addition, the judgment ordered Tomlinson and PBT to pay the Company $5,000 for attorney fees incurred and that the entire judgment total should accrue interest at a rate of 5.0% per annum.  Furthermore, we are entitled to a total of $15,000 in attorney’s fees incurred in the enforcement and collection of the judgment.

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

2011	High	Low

First quarter ended March 31, 2011	$0.009	$0.009
Second quarter ended June 30, 2011	$0.023	$0.023
Third quarter ended September 30, 2011	$0.0055	$0.0055
Fourth quarter ended December 31, 2011	$0.0020	$0.0020

2012

First quarter ended March 31, 2012	$0.06	$0.002
Second quarter ended June 30, 2012	$0.06	$0.02
Third quarter ended September 30, 2012	$0.025	$0.020
Fourth quarter ended December 31, 2012	$0.021	$0.0016

The closing price of our common stock as reported on the OTCQB Market Tier of the OTC Markets Group was $0.10 on March 29, 2013. As of March 29,2013, there were approximately 230 record owners of our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions, which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.  Dividends are declared at the sole discretion of our Board of Directors.

Transfer Agent and Registrar

Our independent stock transfer agent is Pacific Stock Transfer Company.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Change in Company Shell Status

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Standard Drilling, (ii) EFactor, and (iii) the shareholders of EFactor, pursuant to which 20 holders of 70% of the outstanding common stock of EFactor transferred to us 6,580,250 of the common stock of EFactor in exchange for the issuance of 50,000,000 shares (the “Shares”) of our common stock and 5,000,000 shares of a yet to be created series of preferred stock to be entitled the “Series A Convertible Preferred Stock” (such transaction, the “Share Exchange”). This transaction closed on February 11, 2013.  As a result of the Share Exchange, EFactor became our majority-owned subsidiary.  We are now a holding company with all of our operations conducted through EFactor, which primarily consist of owning, operating and administering certain assets related to a social media network, on- and offline content and interests in a subsidiary that conducts business operations as EQMentor and certain other intellectual property, as more fully discussed herein.

As a result of these transactions we acquired assets, and started operations, sufficient to cease being a shell company, as defined in Rule 12b-2.  Additional information regarding these transactions and the assets are contained herein.

Plan of Operation Prior to Reverse Acquisition of EFactor

Our plan of operation prior to the reverse acquisition of EFactor was to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of December 31, 2012 we were considered a “shell” company and had limited operations. We did not have any employees. Our sole purpose at December 31, 2012 was to find a private company with operations that we could acquire in exchange for issuance of our securities.  As noted above, on February 11, 2013, we closed the transaction with EFactor.

Results of Operations for 2012 as compared to 2011

General and Administrative Expenses

The bulk of our general and administrative expenses for 2012 and 2011 were legal, accounting and consulting fees incurred to keep our filing status current and to search for new business opportunities. General and administrative expenses decreased to $40,232 for the year ended December 31, 2012, compared to $71,434 for the year ended December 31, 2011.  This decline is primarily attributable to an overall reduction in the activity of the Company’s legal activity associated with the entry of the Settlement Agreement with Prentis Tomlinson and PBT Capital Partners.

Total Other Income (Expenses)

In both 2012 and 2011 we had no interest income due to low amounts of cash.  Our interest expense for 2012 and 2011 was $15,021 and $14,908, respectively, and relates to contingent liabilities associated with a State of Texas tax liability described earlier in this report.  This increase represents the accrual of this liability for an entire calendar year.

Net Loss

For 2012, we had a net loss of $40,253.  The net loss is primarily attributable to the operating expenses of $40,232 and interest expense in the amount of $15,021, offset by a $15,000 gain on collection of judgment. During 2011, we had a total net loss of $86,342, which included operating expenses of $71,434 and $14,908 in interest expense.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $851 and a working capital deficit of $316,450 as compared to cash of $520 and a working capital deficit of $276,197 at December 31, 2011. Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $200,000 annually, exclusive of costs associated with pursuing the litigation against Mr. Tomlinson and PBT described elsewhere in this report.  The amount of legal fees and costs will vary depending upon the course of the litigation, and we may be required to pursue such litigation under a contingency fee arrangement.  In addition, as described earlier in this report, PBT is in default under the terms of the October 2008 agreement with total potential claims of approximately $287,000 as of December 31, 2012. No requests for payment or other claims have been made against us for these amounts and, while it is possible that future claims may be made against us, in that event we would seek to immediately enforce the terms of the agreement with PBT which relieved us from those liabilities.  We do not believe that there is a more than remote likelihood that a third party claim for any of these amounts would be reasonably likely to result in our liquidity increasing or decreasing in any material way.

In addition, on September 15, 2009 we received via certified mail a copy of a Final Judgment entered against Standard Drilling, Inc. on June 30, 2009 in the District Court in Johnson County, Texas in the matter of Johnson County vs. Standard Drilling, Inc., cause number T200800519.  The court awarded the taxing unit plaintiffs therein, Johnson County, Texas, Joshua Independent School District, Hill County Junior College and City of Cleburne, Texas, a judgment against our company in the aggregate amount of $202,873.70 for taxes, penalties, interest and attorneys fees, including continuing interest, related to four tracts of land.  The court also awarded Romfor West Africa, Ltd. judgment against our company in the amount of $8,325.00, plus additional attorneys’ fees in the conditional event of appeal.  Our balance sheet at December 31, 2012 reflects contingent liabilities of approximately $278,394 related to these judgments.

Our ability to continue as a going concern depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partner. As of December 31, 2012, our cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for 2013.  As a result of the Share Exchange with EFactor, EFactor became our majority-owned subsidiary.  We are now a holding company with all of our operations conducted through EFactor. EFactor has generated limited revenues and has minimal cash liquidity or capital resources.  Therefore, our future capital requirements will depend on many factors, including our ability to develop our intellectual property, our ability to generate positive cash flow from operations, and the effect of competing market developments. We will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favourable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Cash Flow from Operating Activities

For 2012, net cash used in operating activities was $1,669, primarily attributed to a net loss of $40,253 and an increase in accounts payable of $15,064 and accrued expenses of $23,520.

Cash Flow from Investing Activities

For 2012, net cash provided by investing activities was $-0-.

Cash Flow from Financing Activities

For 2012, net cash provided by financing activities was $2,000, as a result of a loan from our principal officers and director.

Recent accounting pronouncements

While there have been FASB pronouncements made effective subsequent to the issuance of these financial statements, none would have required restatement of the financial statements herein nor have they had any significant effect on future financial statements of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Standard Drilling, Inc.

Walnut Creek, California

We have audited the accompanying balance sheet of Standard Drilling, Inc. (the “Company”), as of December 31, 2012, and the related statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Drilling, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has deficits in cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY, LLP

www.malonebailey.com

Houston, Texas

March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Standard Drilling, Inc.

Walnut Creek, California

 (A Development Stage Company)

We have audited the accompanying balance sheets of Standard Drilling, Inc. (a development stage company) as of December 31, 2011, and the related statements of   operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Drilling, Inc., as of December 31, 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2012

STANDARD DRILLING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash	$851	$520
Total Current Assets	851	520

TOTAL ASSETS	$851	$520

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$28,407	$13,343
Accrued expenses	286,894	263,374
Accounts payable - related party	2,000	-

Total Current Liabilities	317,301	276,717

TOTAL LIABILITIES	317,301	276,717

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized at
par value of $0.001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
par value of $0.001, 33,458,880 and 33,458,880 shares
issued and outstanding, respectively	33,459	33,459
Additional paid-in capital	18,473,461	18,473,461
Deficit accumulated during the development stage	(18,823,370)	(18,783,117)

Total Stockholders' Deficit	(316,450)	(276,197)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$851	$520

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Operations
			From Inception
	For the Years Ended		on February 14,2006
	December 31,		through December 31,
	2012	2011	2012
			(Unaudited)
OPERATING EXPENSES

General and administrative	40,232	71,434	2,383,611
Bad debt expense	-	-	600,000

Total Operating Expenses	40,232	71,434	2,983,611

LOSS FROM OPERATIONS	(40,232)	(71,434)	(2,983,611)

OTHER EXPENSE

Interest income		-	4,842
Gain on collection of judgment	15,000		15,000
Interest expense	(15,021)	(14,908)	(67,196)
Total Other Expenses	(21)	(14,908)	(47,354)

LOSS BEFORE DISCONTINUED OPERATIONS	(40,253)	(86,342)	(3,030,965)
DISCONTINUED OPERATIONS	-	-	(15,792,405)

LOSS BEFORE INCOME TAXES	(40,253)	(86,342)	(18,823,370)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(40,253)	$(86,342)	$(18,823,370)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	34,458,880	34,458,880

The accompanying notes are an integral part of these financial statements

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
	Common Stock			Additional Paid in	Stock Subscription	Prepaid Stock	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount		Capital	Receivable	Awards	Stage	(Deficit)
Balance at inception on February 14, 2006 (Unaudited)	-	$		$-	$-	$-	$-	$-
Contributed capital for services	23,000,000		23,000					23,000
Common stock issued for cash, prepaid services and subscriptions receivable	22,073,000		22,073	18,026,709	(370,000)	(722,755)	-	16,956,027
Loss for the year ended December 31, 2006	-		-	-	-	-	(3,624,041)	(3,624,041)
Balance, December 30, 2006 (Unaudited)	45,073,000		$45,073	$18,026,709	$(370,000)	$(722,755)	$(3,624,041)	13,354,986
Cash received on subscriptions receivable					317,600			317,600
Amortization of prepaid services to paid-in capital				(742,472)		722,755		(19,717)
Write-off of stock subscriptions receivable					52,400			52,400
Common shares cancelled	(10,866,000)		(10,866)	(55,754)				(66,620)
Loss for the year ended December 31, 2007	-		-	-	-	-	(12,451,110)	(12,451,110)
Balance, December 31, 2007 (Unaudited)	34,207,000		34,207	17,228,483	$-	$-	(16,075,151)	1,187,539
Common shares cancelled	(748,120)		(748)	748			-	-
Fair value of options granted and revalued				112,441			-	112,441
Deemed dividend				1,131,789			(1,131,789)	-
Loss for the year ended December 31, 2008	-		-	-	-	-	(1,034,826)	(1,034,826)
Balance , December 31, 2008 (Unaudited)	33,458,880		33,459	18,473,461	-	-	(18,241,766)	265,154
Loss for the year ended December 31, 2009	-		-	-	-	-	(272,855)	(272,855)
Balance , December 31, 2009 (Unaudited)	33,458,880		33,459	18,473,461	-	-	(18,514,621)	(7,701)
Loss for the year ended December 31, 2010	-		-	-	-	-	(182,154)	(182,154)
Balance , December 31, 2010 (Unaudited)	33,458,880		33,459	18,473,461	-	-	(18,696,775)	(189,855)
Loss for the year ended December 31, 2011	-		-	-	-	-	(86,342)	(86,342)
Balance , December 31, 2011	33,458,880		33,459	18,473,461	-	-	(18,783,117)	(276,197)
Loss for the year ended December 31, 2012	-		-	-	-	-	(40,253)	(40,253)
Balance, December 31, 2012	33,458,880		$33,459	$18,473,461	$-	$-	$(18,823,370)	$(316,450)

The accompanying notes are an integral part of these financial statements

STANDARD DRILLING, INC.
(A Development Stage Company)
Statements of Cash Flow
			From Inception
	For the Years Ended		On February 14, 2006
	December 31,		Through December 31,
	2012	2011	2012
			(Unaudited)
OPERATING ACTIVITIES

Net loss	$(40,253)	$(86,342)	$(3,030,965)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss from discontinued operations			(15,792,405)
Fair value of options granted	-	-	112,441
Write off of notes receivable	-	-	600,000
Changes in operating assets and liabilities:
Accounts payable	15,064	9,135	28,407
Accrued expenses	23,520	14,909	286,894

Net Cash Used in Operating Activities	$(1,669)	(62,298)	$(17,795,628)

FINANCING ACTIVITIES
Proceeds from related party advance payable	2,000		2,000
Net Cash Used in Financing Activities	$2,000	$-	$2,000

DISCONTINUED OPERATIONS
Proceeds from related party payable	-	-	-
Net cash provided by discontinued operations	-	-	17,794,479
NET INCREASE IN CASH	$331	$(62,298)	$851

CASH AT BEGINNING OF PERIOD	520	62,818	-
CASH AT END OF PERIOD	$851	$520	$851

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend	$-	$-	$1,131,789

The accompanying notes are an integral part of these financial statements.

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

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

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement by and among (i) Standard Drilling, (ii) EFactor, and (iii) certain shareholders of EFactor, pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor transferred to us 6,580,250 of the common stock of EFactor in exchange for the issuance of 50,000,000 shares (the “Shares”) of our common stock and 5,000,000 shares of a yet to be created series of preferred stock to be entitled the “Series A Convertible Preferred Stock. This transaction closed on February 11, 2013. As a result of the Share Exchange, EFactor became our majority-owned subsidiary. We are now a holding company with all of our operations conducted through EFactor, which primarily consist of owning, operating and administering certain assets related to a social media network, on- and offline content and interests in a subsidiary that conducts business operations such as EQMentor and certain other intellectual property.

NOTE 2 – GOING CONCERN

As of December 31, 2012, the Company has negative working capital and has not established an ongoing source of revenues and has generated operating losses since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to attain additional financing and/or merge with an existing operating company. The Company’s plan to complete a merger or acquisition of an existing operating company. See Note 1 above.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments - The Company has adopted the fair value-based method of accounting for stock-based employee compensation in accordance with FASB Pronouncements.  Option expense of $0 and $0 was recognized for the years ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments – Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents. The Company had no cash equivalents at December 31, 2012 or 2011.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at December 31, 2012 and 2011.

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2012	2011
NET LOSS	$(40,286)	$(86,342)
BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	34,458,880	34,458,880

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.  Common stock equivalents are excluded from the computation of fully diluted loss per share because they would have been anti-dilutive.  The Company had 1,000,000 and 1,000,000 common stock equivalents outstanding as of December 31, 2012 and 2011, respectively.

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

December 31, 2012 and 2011

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$6,735,542	$6,719,843
Deferred tax liabilities:	-	-
Valuation allowance	(6,735,542)	(6,719,843)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book Loss from Operations	$(15,699)	(33,673)
Valuation allowance	15,699	33,673
	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $17,270,653 that may be offset against future taxable income from the year 2013 through 2031.  No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 4 –  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. As of December 31, 2012 and 2011, the Company has zero shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $.001 per share. The founding shareholders were issued 23,000,000 shares of common stock for services rendered. On June 9, 2006, the Company completed a private offering of 9,111,500 units at a price of $2.00 per unit realizing net proceeds after offering costs of $15,868,290. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $1.75 per share for every two shares of common stock the investor purchases in the offering. There were 9,111,500 warrants granted in the offering and the warrants expire two years from purchase. These warrants are valued at $954,815. The Company recognized fees and expenses related to the offering of $1,734,710. The Company also granted 1,688,800 warrants at an exercise price of $1.00 per share with the same terms and conditions as those issued in the private offering to the placement agent. These warrants were valued at $176,973.  As of December 31, 2012 the warrants granted in the private offering are expired.

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

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

Common Stock Options

Changes in stock options and warrants issued for the years ended December 31, 2012 and 2011are as follows:

Weighted
	Number	Average
	Of	Exercise
	Options	Price
Outstanding, December 31, 2010	1,000,000	$0.13
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2011	1,000,000	$0.13
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2012	1,000,000	$0.13
Exercisable, December 31, 2012	1,000,000	$0.13

The following table summarizes information about stock options and warrants outstanding at December 31, 2012:

Options/Warrants Outstanding			Options/Warrants Exercisable

		Weighted	Weighted Average		Weighted
Range of	Number	Average	Remaining Life		Average
Prices	Outstanding	Exercise Price	(in years)	Options	Exercise Price
$0.13	1,000,000	$0.13	0.50	1,000,000	0.13

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

STANDARD DRILLING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

In July 2009 the Company received notification of $202,874 in property taxes owed to the state of Texas, relating to the 2007 fiscal year, and a related judgment payable in the amount of $8,325 dated June 30, 2009.  Accordingly, the Company has recorded contingent liabilities for these amounts, due to the fact that the Company believes these liabilities fall under the definition of those liabilities to have been legally assumed by Mr. Tomlinson pursuant to his agreement with the Company.  The Company has recorded interest on these contingent liabilities at a rate of 6.0% per annum.  Total accrued interest on these liabilities totaled $67,196 at December 31, 2012.

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

On March 26, 2012 the Company obtained an Agreed Judgment whereby the District Court of Harris County, Texas, 151st judicial district, ordered and decreed Mr. Tomlinson and PBT to pay the Company the $115,000 pursuant to the Settlement Agreement, and an additional $251,626.  In addition, the judgment ordered Tomlinson and PBT to pay the Company $5,000 for attorney fees incurred and that the entire judgment total should accrue interest at a rate of 5.0% per annum.  Furthermore, the Company is entitled to a total of $15,000 in attorney’s fees incurred in the enforcement and collection of the judgment. Payments of $10,000 were due at the end of each month until July 30, 2012 when $50,000 was due. No payments have been received since the payment received in January 2012.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2011 the Company paid $11,500, in consulting fees to David Stephen Group, an entity owned by the Company’s CEO, David Rector, as compensation for his services to the Company as sole officer and director.

On July 31, 2012 the Company received $2,000 proceeds from a related party in the form of an advance payable.  The advance payable is unsecured, bears no interest, and is due on demand.

NOTE 8 - SUBSEQUENT EVENTS

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement by and among (i) Standard Drilling, (ii) EFactor, and (iii) certain shareholders of EFactor, pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor transferred to us 6,580,250 of the common stock of EFactor in exchange for the issuance of 50,000,000 shares of our common stock and 5,000,000 shares of a yet to be created series of preferred stock to be entitled the “Series A Convertible Preferred Stock. This transaction closed on February 11, 2013.

As a result of the transaction, (i) EFactor became our majority-owned subsidiary, (ii) our sole officer and director resigned immediately, and we appointed four new directors and retained new executive officers; and (iii) we changed our business focus to owning, operating and administering certain assets related to a social media network, on- and offline content and interest in a subsidiary that conducts business operations as EQMentor and certain other intellectual property.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) We dismissed M&K CPAS, PLLC. (“M&K”) as our independent registered public accounting firm. The decision to dismiss M&K was approved by our board of directors on February 11, 2013 and we notified M&K of their dismissal on February 12, 2013.

During the time of M&K’s engagement (September 16, 2009 to February 12, 2013) as our independent registered public accounting firm, (i) there were no disagreements between the Registrant and M&K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of M&K, would have caused M&K to make reference to the matter in a report on our financial statements; and (ii) there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K. Neither the audit report of M&K for the year December 31, 2010 or December 31, 2011, contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except that it raised substantial doubt about our ability to continue as a going concern.

We have requested M&K to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statement made above by us.  A copy of such letter is filed herewith as Exhibit 16.1 and incorporated herein by reference.

(b) Prior to our entry into the Acquisition and Exchange Agreement with The E-Factor Corp. (“EFactor”), the private company acquired in the transaction, Malone Bailey, LLP (“MaloneBailey”) was engaged to audit EFactor. Upon the closing of the reverse merger on February 11, 2013, we dismissed M&K as our independent registered public accounting firm, and MaloneBailey will continue as our independent registered public accounting firm for the year ending December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded our internal control over financial reporting was not effective at December 31, 2012.  As set forth above, we are a small organization with only one employee. Under these circumstances it is impossible to segregate duties and our management has concluded that this lack of segregation of duties represents a material weakness in our internal control over financial reporting at December 31, 2012.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of December 31, 2012, our executive officers were as follows:

Executive officers and directors

Name	Age	Positions
David S. Rector	65	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director

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

Mr. Rector devoted approximately 40% of his time and attention to our company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2012.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other named executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
David S. Rector 1	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	11,500	11,500
	2010	0	0	0	0	0	0	105,000	105,000

1

Mr. Rector’s compensation includes$11,500 and  $105,000 for the years 2011 and 2010 respectively in consulting fees to an entity owned by Mr. Rector under the terms of an oral agreement as compensation for his services to us for 2011 and 2010, respectively.  There were no further payments due Mr. Rector after June 2011.

How Mr. Rector’s Compensation is Determined

Mr. Rector is not a party to an employment agreement with our company.  Under the terms of an oral agreement, we make periodic payments to an entity owned by Mr. Rector (The David Stephen Group) as compensation for his services to us as our sole officer and director.  The amount of this compensation is determined from time to time by our Board of Directors, of which he is the sole member.  The Company had paid Mr. Rector (through the David Stephen Group) $5,000 per month for his services.  This arrangement was terminated in June of 2011. The amount of compensation paid was arbitrary and such compensation is not tied to any performance goals or other traditional measurements.  The Board has also, from time to time, awarded Mr. Rector with stock option grants as compensation for his services.  The number and terms of the options granted to Mr. Rector is arbitrarily determined and relies on no specific formula.  The amount of compensation to be paid to Mr. Rector’s company may be increased or decreased from time to time at the sole discretion of our Board.  Mr. Rector provides various corporate and administrative services for the Company, including managing all accounting, auditing, banking, legal, and SEC-reporting matters, overseeing public relations / investor relations, state certifications, and transfer agent activities, and working actively on locating and negotiating with potential merger/acquisition candidate companies.  Mr. Rector also provides office space, furniture, and telecommunications equipment to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

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

Outstanding Awards. As of December 31, 2012, the outstanding options to purchase common stock under the plan consisted of 1,000,000 options to purchase shares of common stock in the aggregate at an exercise price of $0.125 per share.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  The sole member of our Board of Directors did not receive compensation for his services for the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 31, 2012, we had 33,458,880shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012 by:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2012.

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

During 2012 and 2011 we paid $-0- and $11,500, respectively, in consulting fees to David Stephen Group, an entity owned by Mr. Rector, our CEO, as compensation for his services to us as our sole officer and director.

We do not have a policy regarding the review, approval or ratification of transactions with related parties.

Director Independence

Our sole director is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of M&K, CPAs PLLC served as our independent registered accounting firm in 2012 and 2011. During 2013 and for the 2012 audit we dismissed M&K CPAS, PLLC. (“M&K”) as our independent registered public accounting firm. The decision to dismiss M&K was approved by our board of directors on February 11, 2013 and we notified M&K of their dismissal on February 12, 2013. On February 11, 2013, we engaged, MaloneBailey, LLP (“MaloneBailey”) to serve as our independent registered public accounting firm for the years ending December 31, 2012.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2012 and 2011.

	2012	2011
Audit Fees	$19,000	$13,800
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$19,000	$13,800

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.1

Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation (1)

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
10.1	Contract with Romfor West Africa Ltd., effective May 15, 2006 (4)
10.2	Standard Drilling, Inc. 2006 Stock Incentive Plan (4)
10.3	Asset Purchase Agreement dated September 24, 2007 between Standard Drilling, Inc. and PBT Capital Partners, LLC (5)
10.4	Letter Agreement dated October 9, 2008 by and between Standard Drilling, Inc., PBT Capital Partners, LLC and Prentis B. Tomlinson, Jr. (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 27, 2006.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2006.
(3)	Incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-75434, as declared effective by the Securities and Exchange Commission on May 14, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006.
(5)	Incorporated by reference the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.
(6)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Drilling, Inc.

March 30, 2013	By: /s/ Adriaan Reinders
Adriaan Reinders, Chief Executive Officer and Principal Executive Officer

March 30, 2013	By: /s/ James E. Solomon
James E. Solomon, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Adriaan Reinders Adriaan Reinders	Director, Chairman	March 30, 2013

/s/ Marion Freijsen Marion Freijsen	Director	March 30, 2013

/s/ James E. Solomon James E. Solomon	Director	March 30, 2013

/s/ Thomas Trainer Thomas Trainer	Director	March 30, 2013