Form 10-Q
period 2013-03-31
Standard Drilling, Inc.
filed 2013-05-20
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-51569

STANDARD DRILLING, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1598154 (I.R.S. Employer Identification No.)
424 Clay Street, Lower Level San Francisco, CA (Address of principal executive offices)	94111 (Zip Code)

(650) 380-8280

Registrant’s telephone number, including area code

870 Market Street, Suite 828 San Francisco, California 94102
(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X

No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes                No     X    .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  _______

Accelerated filer  ________

Non-accelerated filer

Smaller reporting company

X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes              No     X     .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 17, 2013, the Company had 93,458,880 and 95,141,211 shares of common stock, $0.001 par value, issued and outstanding, respectively.

STANDARD DRILLING, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

ITEM 1

Financial Statements

5

ITEM 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

13

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

18

ITEM 4

Controls and Procedures

18

PART II – OTHER INFORMATION

18

ITEM 1

Legal Proceedings

19

ITEM 1A

Risk Factors

19

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

19

ITEM 3

Defaults Upon Senior Securities

19

ITEM 4

Mine Safety Disclosures

21

ITEM 5

Other Information

21

ITEM 6

Exhibits

22

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1

Financial Statements

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2013 and 2012 follow.  As a result of our acquisition of The E-Factor Corp., closed on February 11, 2013, the financial statements presented herein are of The E-Factor Corp.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

STANDARD DRILLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
ASSETS	2013	2012
	(Unaudited)
CURRENT ASSETS:
Cash	$27,273	$46,870
Accounts receivable, net of allowance for doubtful accounts of $2,097 and $2,097	161,036	20,982
Other current assets	15,415	14,469
Total current assets	203,724	82,321

Property, website and equipment, net of accumulated
depreciation of $1,005,402 and $827,619	253,294	341,674
Goodwill	3,639,494	2,131,516
TOTAL ASSETS	$4,096,512	$2,555,511

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$842,152	$641,534
Accounts payable - related party	36,433	38,548
Accrued expenses	680,363	213,220
Operating line of Credit	625,604	625,604
Deferred revenue	340,482	227,044
Current portion of note payable - third parties, net of discount	133,885	101,932
Current portion of convertible note payable - third parties, net of discount	288,738	276,809
Current portion of note payable - related parties, net of discount	195,888	163,675
Total current liabilities	3,143,545	2,288,366

Other Long-term obligations	163,409	-
Non-current portion of convertible note payable - third parties net of discount	17,338	18,544
Total Non-Current Liabilities	180,747	18,544

TOTAL LIABILITIES	$3,324,292	$2,306,910

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
5,000,000 and -0- issued and outstanding as of March 31,2013 and December 31, 2012, respectively	$5,000	$5,000
Common stock, $0.001 par value, 100,000,000 shares authorized,
95,141,211 and 42,150,024 issued and outstanding at March 31, 2013 and December 31, respectively	95,141	42,150
Accumulated other comprehensive income	4,541	-
Additional paid-in capital	13,531,537	11,938,331
Accumulated deficit	(12,863,999)	(11,736,880)
Total stockholders' deficit	772,220	248,601

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,096,512	$2,555,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STANDARD DRILLING, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	For the three months ended March 31,

	2012	2011

Net revenues	$188,762	$23,035

Operating expenses
Cost of revenue	30,435	4,959
Sales and marketing	105,625	21,648
General and administrative	833,039	636,621
Depreciation and amortization	178,395	92,871
Total operating expenses	1,147,494	756,099

Loss from operations	(958,732)	(733,064)

Other income (expense):
Interest expense	(168,386)	(52,180)
Total other income (expense), net	(168,386)	(52,180)

Net loss	$(1,127,118)	$(785,244)

Basic and diluted net loss per common share	$(0.01)	$(0.05)

Weighted average shares used in completing
Basic and diluted net loss per common share	95,141,211	17,078,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STANDARD DRILLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,127,118)	$(785,244)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	178,395	92,871
Stock option expense	93,310	-
Amortization of debt discount	83,910	45,034
Stock compensation expense	150,000	-
Changes in operating assets and liabilities:
Accounts receivables	(90,854)	2,892
Other current assets	1,966	(1,094)
Accounts payable	136,126	119,772
Accounts payable - related party	(4,115)	(7,110)
Accrued expenses	173,402	(109,883)
Deferred revenue	113,438	38,915
NET CASH USED IN OPERATING ACTIVITIES:	$(291,540)	$(603,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse merger with Standard Drilling	851	-
Cash acquired in acquisition of MCC	23,593	-
Cash paid for acquisition of property, website and equipment	(78,411)	(82,584)
Net cash used in investing activities	$(53,967)	$(82,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	195,573	560,997
Proceeds from issuance of shares	127,002	134,974
Repayment of notes payable	(1,206)	(1,036)
Net cash provided by financing activities	$321,369	$694,934

NET EFFECT OF EXCHANGE RATES ON CASH	4,541	-

NET INCREASE (DECREASE) IN CASH	(19,597)	8,504

CASH, BEGINNING BALANCE	46,870	11,259

CASH, ENDING BALANCE	$27,273	$19,763

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$26,630	$7,146
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Debt discount due to beneficial conversion feature	$45,000	$-
Shares issued for conversion of debt	$214,000	$130,092

The accompanying notes are an integral part of the consolidated financial statements.

STANDARD DRILLING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying consolidated condensed unaudited interim financial statements of Standard Drilling, Inc., (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of The E-Factor Corp. contained in Form 8-K/A filed with the SEC on May 13, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2012 as reported in the Company’s Form 8-K/A have been omitted.

Description of Business

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

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Standard Drilling, (ii) EFactor, and (iii) certain shareholders of EFactor, pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor transferred to us 6,580,250 of the common stock of EFactor in exchange for the issuance of 50,000,000 shares (the “Shares”) of our common stock and 5,000,000 shares of a yet to be created series of preferred stock to be entitled the “Series A Convertible Preferred Stock” (such transaction, the “Share Exchange”). This transaction closed on February 11, 2013.  EFactor was deemed to be the accounting acquirer in this transaction and as a result this transaction was accounted for as reverse merger.  The historical financial statements presented in this filing are those of EFactor.  The assets and liabilities of Standard Drilling were recorded, as of completion of the merger, at fair value, which is considered to approximate historical cost, and added to those of EFactor.

EFactor was incorporated in the state of Delaware on October 30, 2007, and provides full-featured social network for entrepreneurs. EFactor provides a platform that enables access to a network of contacts, registration for networking events, advisory consulting, various business tools and a broad range of services and information.

On October 31, 2012, EFactor merged with EQmentor, an online professional development company that provides working professionals 24/7 access to a custom-matched mentor, a global cross-industry peer community, and repositories of knowledge to empower high performance in the workplace organized in 2007.

On February 14, 2013, EFactor acquired MCC International, a Public Relations and Communications agency, founded in 1988. The agency based in the United Kingdom promotes high and emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-offs to global consumer brands.

The Company currently maintains its corporate office in San Francisco, California.

Note 2. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has no history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for 2012 and 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

Note 3. Notes Payable and Line of Credit

Notes Payable

During the three months ended March 31, 2013 the Company obtained several convertible unsecured short term notes payable from individuals totaling $195,573.

The convertible notes bear interest of 0-12% and repayment of the notes is at the discretion of the Company. The notes payable are convertible into shares at a price of $2-3. The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified in equity. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature. The Company determined the beneficial conversion feature had an intrinsic value of $45,000 in 2013.

During the three months ended March 31, 2013 the Company recognized $83,910 of interest expense due to the amortization of debt discounts.

During the three month period ended March 31, 2013, the Company made principal repayments totaling $1,026 and issued shares to convert $214,000 (see Note 6.).

During the three month period ended March 31, 2013, the Company had total debt discounts of $83,910.

Note 4. Other long-term liabilities

As a component of the MCC International acquisition the Company acquired a long term liability.

Note 5. Related Parties and Related Party Transactions

Accounts Payable – Related Party

During the three month period ending March 31, 2013, two of our executive officers, Adriaan Reinders and Marion Freijsen, had unreimbursed expenses of $36,433.

Note Payable – Related Parties

During the years ended December 31, 2012, the Company obtained short-term note payable from Linge Beleggingen in the amount of $200,000. The note payable bears 15% interest and the repayment of the note is due to December 5, 2013. The company issued 50,000 shares with the note. Shares are valued at $66,667.

During the year ended December 31, 2012 the Company borrowed $204,800 from related parties and issued 30,000 shares to convert $62,618 of debt from Tomas Trainer, a director of the Company.

As of March 31, 2013 the Company has an outstanding balance $20,976 of notes payable and $800 advance due to related parties associated with Marion Freijsen, $168,950 of notes payable net of discount and $4,000 advance due to related parties associated with Adrie Reinders plus an outstanding advance due to David Rector, the former Chief executive officer and sole board member of Standard Drilling of $1,162.

Note 6.

Commitments and Contingencies

Eric Bobo vs. Izzy Justice, EQmentor and The E-Factor Corp., Superior Court of Mecklenbury County, North Carolina Business Court, Case No. 12 CVS 21548. The above-captioned case seeks damages for breach of contract, violation of wage and hour laws, unjust enrichment, and breach of fiduciary duty related to the alleged treatment of Plaintiff’s stock and stock options during the merger between Defendant EQmentor, Inc., a Delaware corporation and EFactor. In addition to alleging breach of contract and wage and hour violations relating to purported compensation in the form of stock and stock options, the complaint also alleges that the individual defendant, who was the manager and majority shareholder of EQmentor, breached his fiduciary duty by engaging in “self-dealing” and failing to present the transaction between EQmentor and EFactor to a shareholder vote. It is our opinion that EFactor is wrongly named in this case, as it was not party to the agreements between Mr. Bobo and Mr. Justice and had not been informed of any such arrangements by Mr. Justice or his counsel during either due diligence or other merger disclosures and discussions and did not owe any fiduciary duty to Mr. Bobo. On or about April 23, 2013, Mr. Bobo, EQmentor, Mr. Justice and EFactor entered into a settlement agreement wherein as it relates to EFactor, EFactor is obligated to pay Mr. Bobo $50,000 (the “Settlement”) before July 1, 2013. On May 1, 2013 Mr. Bobo filed a Notice of Dismissal with the North Carolina Business Court dismissing all of his claims in the case against EFactor without prejudice. Mr. Bobo is obligated to file a Notice of Dismissal without Prejudice within three (3) business days following his receipt of the Settlement payment.

Note 7.

Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2013:

-

the Company issued 319,641 shares of its common stock for cash proceeds of $127,002

-

the Company issued 1,254,540 shares of stock to convert $214,000 of convertible debt.

-

the Company issued 108,150 shares of stock as an enticement to enter into a transaction to lend money to the Company.

-

the Company issued 10,000,000 shares of stock for services with a fair value of $150,000

Stock Options

During the three month period ended March 31, 2013, the Company recognized $93,310 of stock option expense related to the options granted in prior periods.

Note 8.

Acquisition of MCC International

On February 14, 2013, EFactor acquired 100% of MCC International Ltd (“MCC”) for 7,849,976 shares of its common stock.  An additional 3,490,281 shares of the Company’s common stock will be issued after the proposed 1-for-40 reverse stock split.  The fair value of the shares on the acquisition date was $1,333,335.  MCC is a public relations and communications agency, founded in 1988. The agency based in the United Kingdom promotes high and emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-offs to global consumer brands. MCC is expected to be able to be integrated into the Company as an additional service available to our members along with having more visibility to other US based companies.

The following table summarizes the preliminary allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities:

Assets Acquired:
Cash	$23,593
Accounts Receivable	49,199
Prepaid Expenses	2,912
Property, Plant and equipment	11,603
Goodwill	1,507,978
Assets acquired	$1,595,285

Liabilities Assumed:
Accounts payable	$36,084
Other current liabilities	55,764
Other long term liabilities	170,103
Liabilities assumed	$261,951

Net assets acquired	$1,333,334
Fair value of consideration given	$1,333,334

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of February 14, 2013, the purchase price allocation could change during the measurement period (not to exceed one year) if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional, or change in existing, assets and liabilities as of that date.

The following is unaudited pro forma information for the three months ended March 31, 2013 and 2012 assuming the acquisition of MCC occurred on January 1, 2012:

	2013	2012

Sales	$296,038	$188,336
Operating expenses	1,246,045	894,758
Operating income (loss)	(950,007)	(706,422)
Non-operating expense (income)	(168,386)	(52,180)

Net income (loss)	$(1,118,393)	$(758,602)

Basic and diluted net income per common share	$(0.01)	$(0.01)

Note 9.

Subsequent Events

The Company has evaluated events and transactions that have occurred after March 31, 2012 through May 20, 2013. The following material events and transactions occurred during this period.

The Company issued non-interest bearing convertible promissory notes aggregating $65,000 to two nonaffiliated investors that are convertible to shares of common stock of the Company at $3.00 per share at the election of the note holders. Also the Company has received advances from one of its executive officers, Adriaan Reinders, in the amount of $14,000 and $42,138.90 as a result of Mr. Reinders personally paying travel expenses associated with the Company’s business operations.

The Company has evaluated subsequent events through the date these financial statements were issued and determined that there are no additional subsequent events requiring disclosure.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

Overview

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Standard Drilling, (ii) EFactor, and (iii) certain shareholders of EFactor, pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor transferred to us 6,580,250 of the common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares (the “Shares”) of our common stock; (b) 5,000,000 shares of a yet to be created series of preferred stock to be entitled the “Series A Convertible Preferred Stock”; and (c) approximately 22,120,956 additional shares of SDI’s common stock upon the effectiveness of a reverse stock split of SDI’s common stock (such transaction, the “Share Exchange”). This transaction closed on February 11, 2013.  As a result of the Share Exchange, EFactor became our majority-owned subsidiary.  We are now a holding company with all of our operations conducted through EFactor, which primarily consist of owning, operating and administering certain assets related to a social media network, on- and offline content and interests in a subsidiary that conducts business operations such as EQMentor and certain other intellectual property, as more fully discussed herein. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein EFactor is considered the acquirer for accounting and financial reporting purposes. As a result, the financial statements presented in this Quarterly Report are those of EFactor, the acquired entity.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues. For our two most recent fiscal years ending December 31, 2012 and 2011, we have incurred net losses of $4.1 million and $3.4 million, respectively. As in the prior fiscal years, for the three-month period ended March 31, 2013 we incurred a net loss of $1,127,118, and our operating expenses consisted primarily of the following:

•

Cost of revenue, which consists primarily of the cost of services including applied labor costs and benefits expenses, maintenance, facilities and other operating costs associated with our revenues;

•

Salaries and wages, which consist primarily of common stock and cash, issued for services; and

•

General and administrative expenses, which consist primarily of office rent and other administrative costs including professional fees.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

Revenues are presented net of discounts. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv)

collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on our policy for each respective element. We generate revenue primarily from sales of the following services:

Member Fees — We hold a variety of networking and informational events for our members and sell various membership packages to customers that allow users to have access to premium services via the EFactor website. Revenue from member services is recognized ratably over the contractual period, generally from one to 12 months.

Sponsorships - We generate revenues from Sponsors in a variety of ways. Sponsors can gain exposure to our members, either through placement or short write-ups in newsletters, on event invitations or by participating as a sponsor at one of our events where a Sponsor may provide access to its products or service (booth/stall) or by being a speaker or panelist at an event that fits in their industry. This revenue is recognized over the specific event timeline, which varies from a single day event or a longer-term promotional event over a series of weeks.

Advisory Services — We promote and make available advisory and consulting services to members for the purpose of support, introduction guidance and general mentoring of members in their pursuit of their entrepreneurial objectives, for which fees are charged.

Public Relations – We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an identity

These revenues are recorded when services for the transactions are determined to be concluded, generally as set forth under the terms of the engagement or when the sundry milestones have been completed after the defined services are performed. Transaction-related expenses, primarily consisting of costs directly associated with the transaction, are deferred and recognized in the same period as the transaction revenue.

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.  The table below sets forth the amount of revenues EFactor has recognized under each of these methods for the three months ended March 31, 2013 and 2012:

Three-months ended	March 31,
	2013	2012

Member Services	$6,801	$18,977
Sponsorships	-	750
Advisory Services	136,563	3,30
Public Relations	42,195	-
	$188,782	$23,035

Stock-Based Compensation

We plan to record stock-based compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to estimate the fair value of the stock option grants. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about variables used in the calculation, including the fair value of our common stock, the expected term (the period of time the options granted are expected to be outstanding), the volatility of our stock, a risk-free interest rate, and dividends. We plan to use the simplified calculation of expected term described in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility based on an average of the historical volatilities of similar companies, as we do not have a history of a publicly traded stock price. The risk-free interest rate for the expected term of the options will be based on the U.S. Treasury yield curve in effect at the time of the grant

Results of Operations

Results of Operations for the Three-Months ended March 31, 2013 compared to March 31, 2012

	For the Three-Months Ended March 31,
	2013	2012

Revenues	$188,762	$23,035
Operating expenses
Cost of revenue	30,435	4,959
Sales and marketing	105,625	21,648
Product development	495	30
General and administrative	832,544	636,591
Depreciation and amortization	178,395	92,871
Total operating expenses	1,147,494	756,099
Loss from operations	(958,732)	(733,064)
Other income (expense):
Interest expense	(168,386)	(52,180)
Other income	-	-
Total other income (expense), net	(168,386)	(52,180)
Net loss	$(1,127,118)	$(785,244)

Summary of Results of Operations

Operating Loss; Net Loss

Our net loss increased to $1,127,118 from $785,244, for the three month period ended March 31, 2013 compared to March 31, 2012. The significant increase in operating loss and net loss compared to the prior year period is primarily a result of increase in administrative costs from the acquisition and addition of two new entities EQmentor and MCC International. As we grow we need to continue to attract top-notch personnel and the use of our equities securities as compensation has help reduce the demand for cash to secure the employment of key personnel.

Revenue

Our revenue from the three month period ended March 31, 2013 was $188,762 compared to $23,035 for the three month period ended March 31, 2012.  All of our revenue was derived from member payments, event fees, annual event packages, an increase in mentoring fees associated with the addition of EQmentor, an addition of public relations revenue along with advisory fees, sponsorships and revenue shares with strategic partners.

During the fiscal year ended December 31, 2012 we launched our VIP membership, a premium membership that allows members to get discounts on webinars, events and our library of content (Knowledge). During 2013 we are continuing to add value to the VIP membership and have marketing campaigns on a regular basis amongst our growing member-base to increase the number of VIP members. We see such premium memberships as a potential substantial growth area for revenue. In addition to the VIP premium membership, we intend to launch additional premium memberships (all on a recurring revenue bass) such an ESpace premium membership during 2013 to provide flexible office locations for our members.

We intend to add other premium membership services going forward based on products and services our acquired companies can offer specifically to our members in the coming year.

Our mentoring and advisory fees are derived through EMentoring - our online/offline mentoring service that we plan to extend in the coming year as well as Sponsorships from companies that wish to gain exposure to our membership base.  Sponsorship can be for a specific event or series of events or to gain placement in our newsletters or on the site. We have thus far not engaged any "traditional" advertising on our site such as banners or pop-ups. We will add some retargeted advertising in 2013 assuming we receive the additional working capital we need.  We do not intend to have blatant advertising on our site.

Operating Expenses

Our operating expenses increased by $391,395, to $1,147,495 for the three month period ended March 31, 2013, from $756,100 for the three month period ended March 31, 2012, primarily due to increase in administrative costs related to the consolidations of EQmentor and MCC International during the first quarter 2013.

Interest Income/Expense; Net

Interest expense increased to $168,386 for the three month period ended March 31, 2013, compared to $52,180 for the three month period ended March 31, 2012.  In the three month period ended March 31, 2013 our interest expenses includes interest on its notes payable issued in order to meet our capital and operating requirements.  These notes are converted to equity where possible and/or have been repaid. We foresee meeting all outstanding notes subject to the raising further capital and increasing revenues over the course of the next 18 months.

Liquidity and Capital Resources for Three-Months ended March 31, 2013 compared March 31, 2012

Introduction

During the three month period ended March 31, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March  31, 2013 was $27,273 and our monthly cash flow burn rate, that now includes EQmentor and MCC International, is approximately $125,000, excluding professional fees and consultants on an as needs basis.  As a result, we have significant short-term cash needs.  These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below).

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2013 compared to March 31, 2012, respectively, are as follows:

	March 31, 2013	March 31, 2012	Change

Cash	$27,273	$19,763	$7,510
Total Current Assets	203,723	35,205	168,518
Total Assets	4,096,511	526,092	3,570,419
Total Current Liabilities	3,143,544	1,227,352	1,916,192
Total Liabilities	$3,324,291	$1,272,499	$2,051,792

Our current assets increased by $168,518 as of March 31, 2013 as compared to March 31, 2012.  The increase in our total assets between the two periods was primarily attributed to an increase in cash on hand along with the additional assets acquired from EQmentor and MCC International. Another component of our assets is our website capitalization.  We continue to develop and build new software and add new functionality to fulfill the needs of our members and the changes in the social media industry.  Continuing along this same course in 2013, we built and launched an improved "matching" algorithm directly allowing members to create stronger connections with other members based on mutual interest and skills.  We also created and launched “help me, help you” functionality -- allowing peer-to-peer collaboration and engagement between members.

Our current liabilities increased by $1,916,192, as of March 31, 2013 as compared to March 31, 2012.  A large portion of this increase was due to the operating line of credit assumed in the EQmentor transaction, an increase in notes payable as we required added capital and an increase in accounts payable as we continue to grow our business and add new services and products.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $27,273 as of March 31, 2013 as compared to March 31, 2012.  Based on our revenues, cash on hand and current monthly burn rate, around $125,000, excluding professional fees and consultants on an as needs basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

EFactor's management has successfully obtained over $5 million in debt and equity funding to operate and grow its business over the past three fiscal years.  In most cases these funds have been secured from its existing shareholders that include a substantial number of wealthy accredited investors. Most of them continue to support the Company's strategic direction.

To strengthen its ability to generate higher revenues and profitability EFactor is planning to acquire strategically complementary businesses to significantly build its membership base and product/service offerings. The targeted businesses are either producing cash or sufficiently close to breakeven in order to not increase EFactor's burn rate. Additionally, the Company is closely controlling its costs as revenues are building.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $291,540 for the period ended March 31, 2013, as compared to $603,846 for the three months ended March 31, 2012.  For the period in 2013, the net cash used was primarily used to fund our growth such as the additional office space, hiring of new personnel (although part of this cost was in stock and thus did not affect our cash), continued development of the website, increase in the number of events and investment in systems associated with running our new webinar series which we commenced in 2012. Thus net cash used in operating activities consisted primarily of our net loss of $1,127,118, offset by an increase in our current liabilities of $629,780 and depreciation of $178,395, which was for of our website.

Investments

We had net cash used in investing activities of $53,967 for the period ended March 31, 2013, as compared to $82,584 for the three months ended March 31, 2012. In the three months ended March 31, 2013 the net cash provided by investing activities related to expenditures associated with building our website and increasing in the infrastructure and architecture needed to support the growth in the member base. We expanded our range of servers. In mid-2013 we will look to move our entire server set to the Cloud ensuring a cost saving per month.

Financing

Our net cash provided by financing activities of $325,910 for the period ended March 31, 2013, as compared to $694,934 for the three months ended March 31, 2012.  For the period in 2013, our financing activities consisted primary of $195,573 in proceeds from notes payable, and $127,002 in proceeds from common stock, offset by $1,206 in repayment of debt. For the period in 2012, our financing activities consisted of $134,974 developed by proceeds from issuance of common stock, $560,997 in proceeds from notes payable, offset by $1,036 in repayment of debt.

Capital Expenditures

We expect to expend approximately $100,000 in connection with development of our website and the expansion of our business during the next three months.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•

a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•

liquidity or market risk support to such entity for such assets;

•

an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•

an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to the Company, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with the Company.

Inflation

Management believes that inflation has not had a material effect on our results of operations.

Impact on SDI Shareholders of Share Issuance to EFactor Shareholders as a Result of Exchange Agreement and Other Factors

Immediately prior to closing the transaction contemplated by the Exchange Agreement, SDI shareholders owned 33,458,880 shares of SDI common stock, which represented 100% of the SDI outstanding voting securities. Immediately upon the closing of the transaction contemplated by the Exchange Agreement, the SDI shareholders owned 33,458,880 shares of SDI common stock, which represented 35.8% of the SDI outstanding common stock and 15.3% of the SDI outstanding voting rights. Assuming the completion of the contemplated 1-for-40 reverse stock split, the SDI shareholders will own approximately 836,472 shares of the SDI common stock which will represent approximately 2.2% of the SDI outstanding common stock and less than 1% of the SDI outstanding voting rights after giving effect to (i) the issuance of the approximately 22,231,155 additional shares of SDI’s common stock to the 20 EFactor shareholder, and (ii) the automatic conversion of 2,500,000 shares of Series A Convertible Preferred Stock into approximately 13,086,222  shares of SDI Common Stock. Therefore, after the completion of all the contemplated transactions under the Exchange Agreement, the SDI shareholders that owned 100% of the SDI outstanding common stock and voting rights prior to the transaction will own approximately 2.2% and less than 1%, of the outstanding common stock and voting right respectively.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4

Controls and Procedures

(a)

Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b)

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c)

Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

Eric Bobo vs. Izzy Justice, EQmentor and The E-Factor Corp., Superior Court of Mecklenbury County, North Carolina Business Court, Case No. 12 CVS 21548. The above-captioned case seeks damages for breach of contract, violation of wage and hour laws, unjust enrichment, and breach of fiduciary duty related to the alleged treatment of Plaintiff’s stock and stock options during the merger between Defendant EQmentor, Inc., a Delaware corporation (“EQmentor”), and EFactor.  In addition to alleging breach of contract and wage and hour violations relating to purported compensation in the form of stock and stock options, the Complaint also alleges that the individual defendant, who was the manager and majority shareholder of EQmentor, breached his fiduciary duty to the Plaintiff, as an EQmentor shareholder, by engaging in “self-dealing” and failing to present the transaction between EQmentor and EFactor to a shareholder vote. It is our opinion that EFactor is wrongly named in this case, as it was not party to the agreements between Mr. Bobo and Mr. Justice and had not been informed of any such arrangements by Mr. Justice or his counsel during either due diligence or other merger disclosures and discussions and did not owe any fiduciary duty to Mr. Bobo. On or about April 23, 2013, Mr. Bobo, EQmentor, Mr. Justice and EFactor entered into a settlement agreement wherein as it relates to EFactor, EFactor is obligated to pay Mr. Bobo $50,000 (the “Settlement”) before July 1, 2013. On May 1, 2013 Mr. Bobo filed a Notice of Dismissal with the North Carolina Business Court dismissing all of his claims in the case against EFactor without prejudice. Mr. Bobo is obligated to file a Notice of Dismissal without Prejudice within three (3) business days following his receipt of the Settlement payment.

ITEM 1A

Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuances by Standard Drilling, Inc.

Pursuant to the Share Exchange Transaction, we agreed to issue 5,000,000 shares of our newly-created Series A Preferred Stock to Mr. Adriaan Reinders and Ms. Marion Freijsen, both of whom are now officers and directors of SDI.  We have not issued those shares as of the date of this filing.  Mr. Reinders and Ms. Freijsen exchanged 2,333,946 shares of EFactor common stock, representing approximately 24% of the outstanding common stock of EFactor, for the 5,000,000 shares of our Series A Preferred Stock.  Based on the representation and warranties provided by Mr. Reinders and Ms. Freijsen in the Exchange Agreement, the issuances to them will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Mr. Reinders and Ms. Freijsen are either accredited or sophisticated investors and are familiar with our operations.

Pursuant to the Share Exchange Transaction, on or about March 7, 2013, we issued 50,000,000 shares of our common stock to eighteen (18) shareholders of EFactor that are listed on Exhibit A to the Share Exchange Agreement, including to Mr. Jim Solomon and Mr. Thomas Trainer, both of whom are now directors of SDI.  Those eighteen (18) shareholders exchanged 4,246,304 shares of EFactor common stock, representing approximately 44% of the outstanding common stock of EFactor, for the 50,000,000 shares of our common stock.  Based on the representation and warranties provided by the EFactor Shareholders in the Exchange Agreement, the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are either accredited or sophisticated investors and are familiar with our operations.

Pursuant to the Share Exchange Transaction, on or about March 7, 2013, we issued 6,500,000 shares of our common stock to David S. Rector, SDI’s sole officer and director immediately prior to the Closing, and 3,500,000 to Keith Gilmour, in exchange for services rendered to SDI prior to the Closing.   Based on the representation and warranties provided by Mr. Rector and Mr. Gilmour in the Exchange Agreement, the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are either accredited or sophisticated investors and are familiar with our operations.

Pursuant to the agreement and plan of merger with MCC International, on February 14, 2013, we issued 7,849,976 shares of our common stock to the sole shareholder of MCC to acquire 100% of the shares of MCC International, a United Kingdom company. The relative value associated with this transaction was $1,333,335.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are either accredited or sophisticated investors and are familiar with our operations.

Issuances by The EFactor Corp.

Common Stock

During the three months ended March 31, 2013, EFactor issued 44,333 shares of its common stock to five non-affiliate investors for a total of $127,046.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are either accredited or sophisticated investors and are familiar with our operations.

During the three months ended March 31, 2013, EFactor issued 174,000 shares of its common stock to two non-affiliates investors in the settlement of debt totaling $214,174.   These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are either accredited or sophisticated investors and are familiar with our operations.

Also during the three months ended March 31, 2013, EFactor issued 15,000 shares of its common stock valued at $45,000 in the form of a debt discount to one non-affiliate investor to enhance some of the debt agreements EFactor entered into during this period of time.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are either accredited or sophisticated investors and are familiar with our operations.

Convertible Notes

During the three month period ended March 31, 2013, EFactor entered into three convertible unsecured short-term notes payable from individuals totaling $195,573. The convertible notes bear interest of 12% and repayment of the notes is due upon completion of certain funding raising events. The notes payable are convertible into shares at a price of $2.00 to $3.00.

With respect to the foregoing issuances of EFactor’ convertible notes, the issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are either accredited or sophisticated investors and familiar with EFactor’s operations.

Options

There was no activity for stock options during the three month period ending 2013.

ITEM 3

Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

ITEM 5

Other Information

There have been no events that are required to be reported under this Item.

ITEM 6

Exhibits

2.1

Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

10.1	Acquisition and Share Exchange Agreement by and between Standard Drilling, Inc. and The E-Factor Corp. and Certain of its Shareholders, dated February 1, 2013, with Exhibits and Schedules (4)

10.2	Sale and Purchase Agreement between The E-Factor Corp. and DASPV, PTE Ltd, dated August 17, 2012, as amended (4)

10.3	Share Exchange Agreement between The E-Factor Corp. and Five5Five PTE Ltd, dated January 8, 2013, as amended (5)

10.4	Agreement and Plan of Merger between The E-Factor Corp. and EQmentor, Inc., dated June 30, 2012, as amended (6)

23.1	List of Subsidiaries (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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
(4) (5)

Incorporated by reference to the Current Report on Form 8-K/A as filed with the Securities Exchange Commission on February 14, 2013.

Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 2013, and Current Report on Form 8-K/A as filed with the Securities Exchange Commission on May 10, 2013.

(6)	Incorporated by reference to the Current Report on Form 8-K/A as filed with the Securities Exchange Commission on May 13, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Standard Drilling, Inc. a Nevada corporation

Dated: May 20, 2013		/s/ Adriaan Reinders
	By:	Adriaan Reinders
	Its:	President