Form 10-Q
period 2013-06-30
Standard Drilling, Inc.
filed 2013-08-13
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Accelerated filer

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2013, the Company had 95,237,342 shares of common stock, $0.001 par value outstanding.

STANDARD DRILLING, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

ITEM 1

Financial Statements (Unaudited)

5

ITEM 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

14

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

20

ITEM 4

Controls and Procedures

20

PART II – OTHER INFORMATION

21

ITEM 1

Legal Proceedings

21

ITEM 1A

Risk Factors

21

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

21

ITEM 3

Defaults Upon Senior Securities

23

ITEM 4

Mine Safety Disclosures

23

ITEM 5

Other Information

23

ITEM 6

Exhibits

24

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

ITEM 1

Financial Statements

STANDARD DRILLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
ASSETS	2013	2012

CURRENT ASSETS:
Cash	$32,284	$46,870
Accounts receivable, net of allowance for doubtful accounts of $2,097 and $2,097 as of June 30, 2013 and December 31, 2012 respectively	146,505	20,982
Other current assets	16,717	14,469
Total current assets	195,506	82,321

Property, website and equipment, net of accumulated depreciation of
$1,008,707 and $827,619 as of June 30, 2013 and December 31, 2012 respectively	397,191	341,674
Deferred financing fees	9,617	-
Goodwill	3,639,494	2,131,516
TOTAL ASSETS	$4,241,808	$2,555,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$843,207	$641,534
Accounts payable - related party	179,696	38,548
Accrued expenses	788,844	213,220
Operating line of credit	929,239	625,604
Deferred revenue	256,654	227,044
Current portion of other long-term obligation	32,700	-
Current portion of notes payable - third parties	94,424	101,932
Convertible notes payable - third parties, net of discount of $75,773 and $88,809 as of June 30, 2013 and December 31, 2012, respectively	411,325	276,809
Notes payable - related parties, net of discount of $0 and $62,101 as of June 30, 2013 and December 31, 2012, respectively	248,452	163,675
Total current liabilities	3,784,541	2,288,366

Other long-term obligation, net of current portion	123,901	-
Non-current portion of notes payable - third parties	16,116	18,544
Total non-current liabilities	140,017	18,544

TOTAL LIABILITIES	3,924,558	2,306,910
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
5,000,000 and -0- issued and outstanding as of June 30,2013 and December 31, 2012, respectively	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares authorized,
95,237,342 and 42,150,024 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	95,237	42,150
Accumulated other comprehensive income	9,131	-
Additional paid-in capital	13,984,745	11,938,331
Accumulated deficit	(13,776,863)	(11,736,880)
Total stockholders' equity	317,250	248,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,241,808	$2,555,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STANDARD DRILLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,

	2013	2012

Net revenues	$228,175	$71,641

Operating expenses
Cost of revenue	27,921	4,436
Sales and marketing	62,883	40,090
General and administrative	991,361	504,600
Depreciation and amortization	2,693	92,432
Gain on forgiveness of liabilities	(84,829)	-
Total operating expenses	1,000,029	641,558

Loss from operations	(771,854)	(569,917)

Other income (expense):
Interest expense	(141,011)	(60,885)
Total other income (expense), net	(141,011)	(60,885)

Net loss	$(912,865)	$(630,802)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	95,211,791	27,651,584
Comprehensive loss
Net loss	$(912,865)	$(630,802)
Foreign currency translation adjustment	4,590	-
Comprehensive loss	$(908,275)	$(630,802)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STANDARD DRILLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the six months ended June 30,

	2013		2012

Net revenues	$416,937		$94,676

Operating expenses
Cost of revenue	58,356		9,395
Sales and marketing	168,508		61,738
General and administrative	1,824,400		1,141,221
Depreciation and amortization	181,088		185,303
Gain on forgiveness of liabilities	(84,829)		-
Total operating expenses	2,147,523		1,397,657

Loss from operations	(1,730,586)		(1,302,981)

Other income (expense):
Interest expense, net	(309,397)		(113,065)
Total other income (expense), net	(309,397)		(113,065)

Net loss	$(2,039,983)		$(1,416,046)

Basic and diluted net loss per common share	$(0.02)		$(0.05)

Weighted average common shares outstanding – basic and diluted	83,540,548		27,504,084
Comprehensive loss
Net loss	$(2,039,983)	$	$(1,416,046)
Foreign currency translation adjustment	9,131		-
Comprehensive loss	$(2,030,852)		$(1,416,046)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STANDARD DRILLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,039,983)	$(1,416,046)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	181,088	185,303
Stock option expense	186,620	93,310
Amortization of debt discount and deferred financing fees	250,883	97,212
Stock compensation expense	329,631	-
Gain on forgiveness of liabilities	(84,829)	-
Changes in operating assets and liabilities:
Accounts receivables	(76,323)	(19,767)
Other current assets	664	1,303
Accounts payable	223,857	173,459
Accounts payable - related party	162,662	16,185
Accrued expenses	219,463	(64,661)
Deferred revenue	29,610	(1,872)
Net cash used in operating activities	$(616,657)	$(935,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse merger with Standard Drilling	851	-
Cash acquired in acquisition of MCC	23,593	-
Cash paid for acquisition of property, website and equipment	(225,001)	(143,084)
Net cash used in investing activities	$(200,557)	$(143,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	629,208	733,133
Proceeds from issuance of shares	167,002	337,593
Repayment of notes payable	(2,713)	(1,036)
Net cash provided by financing activities	$793,497	$1,069,690

NET EFFECT OF EXCHANGE RATES ON CASH	9,131	-

NET DECREASE IN CASH	(14,586)	(8,968)

CASH, BEGINNING BALANCE	46,870	11,259

CASH, ENDING BALANCE	$32,284	$2,291

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$17,878	$11,553
Cash paid for income taxes	$-	$-
Non-cash Financing Activities:
Debt discount	$175,573	$-
Shares issued as deferred financing fees	$9,791	$-
Shares issued for conversion of debt	$214,000	$130,091

The accompanying notes are an integral part of the unaudited consolidated financial statements.

STANDARD DRILLING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying consolidated condensed unaudited interim financial statements of Standard Drilling, Inc., (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of The E-Factor Corp. contained in Form 8-K/A filed with the SEC on July 22, 2013.

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

On February 14, 2013, EFactor acquired MCC International (“MCC”), a Public Relations and Communications agency, founded in 1988. The agency based in the United Kingdom promotes high and emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-offs to global consumer brands.

The Company currently maintains its corporate office in San Francisco, California.

Note 2. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has no history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three and six month period ended June 30, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 3. Notes Payable and Line of Credit

Notes payable

During the six months ended June 30, 2013 the Company obtained several convertible unsecured short term notes payable from individuals totaling $325,573. These notes bear annual interest of 12%, mature within a period ranging from six (6)  months to one (1) year and are convertible into common shares at prices ranging from $2 to $3 per common share.  The Company also issued 76,410 common shares with the two notes issued during the period.  The relative fair value of the shares amounting to $99,415 was recognized as a debt discount and amortized over the term of the notes.  The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified in equity. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature. The Company determined a the beneficial conversion feature for two of the notes totaling to $76,158 which was recognized as a debt discount and amortized over the term of the notes.

During the six months ended June 30, 2013, the Company made principal repayments totaling $1,876 and  issued shares to convert $214,000 of convertible debt (see Note 7).

During the three and six months ended June 30, 2013 the Company recognized $104,699 and $188,609, respectively, of interest expense due to the amortization of debt discounts on all convertible notes.

A summary of activity for notes payable during the six months ended June 30, 2013 is set forth below:

Balance at December 31, 2012

Proceeds from convertible notes

Repayments of notes payable

Conversion of convertible notes to equity

Debt discount on new convertible notes

Amortization of debt discount

Foreign currency loss

$ 397,285 325,573 (1,876) (214,000) (175,573) 188,609 1,847
Balance at June 30, 2013 Less: Convertible notes payable Current portion of notes payable – third parties	521,865 (411,325) (94,424)
Non-current portion of notes payable – third parties	$ 16,116

Line of credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Agreement) with Charles Odom, the lender, in the amount of $750,000.   Pursuant to the Agreement, the lender shall make loans to the Company from time to time commencing on the date of the Agreement and shall continue for a period of twenty four (24) months thereafter ending June 7, 2015.    As of June 30, 2013, the Company has drawn $300,000 from the line leaving a current available balance of $450,000.   As required by the Agreement, the Company also issued 75,000 shares to the lender, proportionate to amounts drawn, which was recognized as deferred financing fees and amortized over the term of the line of credit.  All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier.  The line of credit is secured by all of the assets of the Company.

A summary of activity on the line of credit during the six months ended June 30, 2013 is set forth below:

Balance at December 31, 2012 Drawdowns from line of credit with Charles Odom Interest payments from Wells Fargo line of credit	$ 625,604 300,000 3,635
Balance at June 30, 2013	$ 929,239

Note 4. Other long-term obligation

As a component of the MCC acquisition the Company acquired a long term liability related to a previous recapitalization of MCC. In this arrangement MCC entered into an arrangement with its creditors during 2010, in what is referred as a “Company Voluntary Arrangement” (“CVA”), in order to protect MCC from any unreceptive creditor action.  In connection with the arrangement, the Company is required to make monthly fixed payments of $2,275 (£1,500 GBP) over a period of  5 years.

Note 5. Related Parties and Related Party Transactions

Accounts Payable – Related Party

As of June 30, 2013, two of our executive officers, Adrie Reinders and Marion Freijsen, had unreimbursed expenses and unpaid management fees of $115,777 and 63,919, respectively.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the six months ended June 30, 2013 are set forth below:

Balance at December 31, 2012 Related party notes assumed from the reverse merger Related party payables converted to notes Amortization of debt discount Repayment of related party notes	$ 163,675 2,000 21,513 62,101 (837)
Balance at June 30, 2013	$ 248,452

The notes payable-related parties includes a $200,000 short-term note obtained from Linge Beleggingen in 2012. The discount on this note was fully amortized as of June 30, 2013.  On July 9, 2013 the note agreement was amended modifying certain terms and conditions for which an additional 190,000 shares of common stock were agreed to be issued and valued at $380,000.

The remaining balance as of June 30, 2013 includes $42,490 of notes payable and $800 advance due to related parties associated with Marion Freijsen, a $4,000 advance due to related parties associated with Adrie Reinders plus an outstanding advance due to David Rector, the former Chief executive officer and sole board member of Standard Drilling, Inc. of $1,162.

Note 6.

Commitments and Contingencies

Eric Bobo vs. Izzy Justice, EQmentor and The E-Factor Corp., Superior Court of Mecklenbury County, North Carolina Business Court, Case No. 12 CVS 21548.

The above-captioned case seeks damages for breach of contract, violation of wage and hour laws, unjust enrichment, and breach of fiduciary duty related to the alleged treatment of Plaintiff’s stock and stock options during the merger between Defendant EQmentor, Inc. and EFactor. In addition to alleging breach of contract and wage and hour violations relating to purported compensation in the form of stock and stock options, the complaint also alleges that the individual defendant, who was the manager and majority shareholder of EQmentor, breached his fiduciary duty by engaging in “self-dealing” and failing to present the transaction between EQmentor and EFactor to a shareholder vote. It is our opinion that EFactor is wrongly named in this case, as it was not party to the agreements between Mr. Bobo and Mr. Justice and had not been informed of any such arrangements by Mr. Justice or his counsel during either due diligence or other merger disclosures and discussions and did not owe any fiduciary duty to Mr. Bobo. On or about April 23, 2013, Mr. Bobo, EQmentor, Mr. Justice and EFactor entered into a settlement agreement wherein as it relates to EFactor, EFactor is obligated to pay Mr. Bobo $50,000 (the “Settlement”) before July 1, 2013. On May 1, 2013 Mr. Bobo filed a Notice of Dismissal with the North Carolina Business Court dismissing all of his claims in the case against EFactor without prejudice. Mr. Bobo is obligated to file a Notice of Dismissal without Prejudice within three (3) business days following his receipt of the Settlement payment.

Note 7.

Stockholders’ Equity

Common Stock

During the six months ended June 30, 2013:

-

the Company issued 415,772 shares of its common stock for cash proceeds of $167,002

-

the Company issued 1,254,540 shares of stock to convert $214,000 of convertible debt.

-

the Company issued 108,150 shares of stock as an enticement to enter into a transaction to lend money to the Company.

-

the Company issued 10,000,000 shares of stock for services with a fair value of $150,000

-

the Company granted 452,100 shares of stock for services with a fair value of $179,631

Stock Options

During the three and six months ended June 30, 2013, the Company recognized $93,310 and $186,620 of stock option expense related to the options granted in prior periods.

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

The following is the unaudited pro forma information for the six months ended June 30, 2013 and 2012 assuming the acquisition of MCC occurred on January 1, 2012:

	2013	2012

Sales	$466,562	$395,543
Operating expenses	2,193,803	1,623,090
Operating loss	(1,727,241)	(1,227,547)
Non-operating expense	309,397	172,982

Net loss	$(2,036,638)	$(1,400,529)

Basic and diluted net income per common share	$(0.02)	$(0.05)

Note 9.

Subsequent Events

The Company issued non-interest bearing promissory notes aggregating $95,536 to four nonaffiliated investors.  The promissory notes are convertible to shares of common stock of the Company at $3.00 per share at the election of the note holders. Also, on  July 10th and 29th 2013, the Company received two additional draw downs on its line of credit (as described further in Liquidity and Capital Resources below), totaling to $175,000, leaving an available balance of $275,000.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The historical results set forth in this discussion and analysis is not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

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

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues. For our two most recent fiscal years ending December 31, 2012 and 2011, we have incurred net losses of $4.1 million and $3.4 million, respectively. As in the prior fiscal years, for the six-month period ended June 30, 2013 we incurred a net loss of $2,039,983, and our operating expenses consisted primarily of the following:

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

Public Relations – We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an explicit company identity.

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

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.  The table below sets forth the amount of revenues EFactor has recognized under each of these methods for the three and six months ended June 30, 2013 and 2012:

	three months ended June 30,		six months ended June 30,

	2013	2012	2013	2012

Member Services	$ 3,622	$ 16,305	$ 10,422	$ 35,282
Sponsorships	400	55,336	3,604	56,085
Advisory Services	114,343	-	250,906	3,309
Public Relations	109,810	-	152,005	-
	$ 228,175	$ 71,641	$ 416,937	$ 94,676

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

Results of Operations

Results of Operations for the Three and Six Months ended June 30, 2013 compared to June 30, 2012

	For the Three-Months Ended June 30,
	2013	2012

Revenues	$228,175	$71,641
Operating expenses
Cost of revenue	27,921	4,436
Sales and marketing	62,883	40,090
General and administrative	991,361	504,600
Depreciation and amortization	2,693	92,432
Gain on forgiveness of liabilities	(84,829)	-
Total operating expenses	1,000,029	641,558
Loss from operations	(771,854)	(569,917)
Other income (expense):
Interest expense	(141,011)	(60,885)
Other income	-	-
Total other income (expense), net	(141,011)	(60,885)
Net loss	$(912,865)	$(630,802)

	For the Six-Months Ended June 30,
	2013	2012

Revenues	$416,937	$94,676
Operating expenses
Cost of revenue	58,356	9,395
Sales and marketing	168,508	61,738
General and administrative	1,824,400	1,141,221
Depreciation and amortization	181,088	185,303
Gain on forgiveness of liabilities	(84,829)	-
Total operating expenses	2,147,523	1,397,657
Loss from operations	(1,730,586)	(1,302,981)
Other income (expense):
Interest expense	(309,397)	(113,065)
Other income	-	-
Total other income (expense), net	(309,397)	(113,065)
Net loss	$(2,039,983)	$(1,416,046)

Summary of Results of Operations

Operating Loss; Net Loss

Our net loss increased to $912,865 from $630,802, for the three month period ended June 30, 2013 compared to June 30, 2012 and to $2,039,983  from $1,416,046 for the six month period ended June 30, 2013 compared to June 30, 2012. The significant increase in operating loss and net loss compared to the prior year period is primarily a result of increase in administrative costs from the acquisition and addition of two new entities EQmentor and MCC International and the additional costs involved in public company compliance costs. As we grow we need to continue to attract top-notch personnel and the use of our equities securities as compensation has help reduce the demand for cash to secure the employment of key personnel.

Revenue

Our revenue from the three month period ended June 30, 2013 was $228,175 compared to $71,641 for the three month period ended June 30, 2012 and for the six month period ended June 30, 2013 was $416,937 compared to $94,676 for the six month period ended June 30, 2012.  All of our revenue was derived from member payments, event fees, annual event packages, an increase in mentoring fees associated with the addition of EQmentor, an addition of public relations revenue along with advisory fees, sponsorships and revenue shares with strategic partners.

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

Our mentoring and advisory fees are derived through EMentoring - our online/offline mentoring service that we plan to extend in the coming year as well as Sponsorships from companies that wish to gain exposure to our membership base.  Sponsorship can be for a specific event or series of events or to gain placement in our newsletters or on the site. We have thus far not fully engaged any "traditional" advertising on our site such as banners or pop-ups. We will add some retargeted advertising in 2013 assuming we receive the additional working capital we need.  We do not intend to have blatant advertising on our site.

Operating Expenses

Our operating expenses increased by $358,471 to $1,000,029 for the three month period ended June 30, 2013, from $641,558 for the three month period ended June 30, 2012, and for the six month period ended June 30, 2013 these expenses increased by $749,866 to $2,147,523 from $1,397,657 for the six month period ended June 30, 2012. These relative increases were primarily due to increase in administrative costs related to the consolidations of EQmentor and MCC International during the first quarter 2013 and legal and accounting fees incurred for the sundry public reporting filing requirements.

Interest Income/Expense; Net

Interest expense increased to $141,011 for the three month period ended June 30, 2013, compared to $60,885 for the three month period ended June 30, 2012 and increased to $309,397 for the six months period ended June 30, 2013, compared to $113,065 for the six month period ended June 30, 2012.  In the three and six month period ended June 30, 2013 our interest expenses includes interest on its notes payable issued in order to meet our capital and operating requirements.  These notes are converted to equity where possible and/or have been repaid. We foresee meeting all outstanding notes subject to the raising further capital and increasing revenues over the course of the next 18 months.

Liquidity and Capital Resources for Six-Months ended June 30, 2013 compared June 30, 2012

Introduction

During the six month period ended June 30, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2013 was $32,284 and our monthly cash flow burn rate, that now includes EQmentor and MCC International, has increased to approximately $200,000, excluding professional fees and consultants on an as needs basis.  As a result, we have significant short-term cash needs.  These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below).

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2013 compared to June 30, 2012, respectively, are as follows:

	June 30,	December 31,	Change Increase (Decrease)
	2013	2012

Cash	$32,284	$46,870	$(14,586)
Total Current Assets	195,506	82,321	113,185
Total Assets	4,241,808	2,555,511	1,686,297
Total Current Liabilities	3,784,541	2,288,366	1,496,175
Total Liabilities	$3,924,558	$2,306,910	$1,617,648

Our current assets increased by $113,185 as of June 30, 2013 as compared to December 31, 2012.  The increase in our total assets between the two periods was primarily attributed to an increase in cash on hand along with the additional assets acquired from EQmentor and MCC International. Another component of our assets is the goodwill associated with the acquisitions of EQmentor and MCC International. Also include in total assets is our website capitalization as we continue to develop and build new software and add new functionality to fulfill the needs of our members and the changes in the social media industry.  Continuing along this same course in 2013, we built and launched an improved "matching" algorithm directly allowing members to create stronger connections with other members based on mutual interest and skills.  We also created and launched “help me, help you” functionality -- allowing peer-to-peer collaboration and engagement between members.

Our current liabilities increased by $1,496,175 as of June 30, 2013 as compared to December 31, 2012.  A large portion of this increase was due to the operating line of credit assumed in the EQmentor transaction, an increase in notes payable as we required added capital and an increase in accounts payable as we continue to grow our business and add new services and products.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $32,284 as of June 30, 2013 as compared to $46,870 on December 31, 2012.  Based on our revenues, cash on hand and current monthly burn rate, around $200,000, excluding professional fees and consultants on an as needs basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013 we entered into a revolving line of credit (the “Line of Credits”) with an accredited investor for an amount of up to $750,000.  Under the terms of the Line of Credit, the lender has agreed to advance to us for a period of 24 months ending on July 7, 2015 such amounts as we may request up to $750,000.  All sums advanced will bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum.  Each advance will be due and payable in full 12 months following the day each advance is made.  In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under this line of credit) (the “Capital Raise”), all amounts due and payable under Line of Credit will become due and payable 14 days after the consummation of such Capital Raise.  In addition to the repayment of each advance, we shall issue to the lender 187,500 shares of restricted common stock (the “Restricted Shares”).  The Restricted Shares will be issued upon each advance upon filing of our information statement, initially filed on March 1, 2013, in definitive form.  The number of Restricted Shares issued will be pro-rated according to the amount of the advance.  In connection with the Line of Credit, we entered into a security agreement (the “Security Agreement”) with the lender, whereby we granted to lender, as collateral for our obligations to be performed under the Line of Credit, a first priority security interest in all property held by us.  As of As of June 30, 2013, we received advances under the line of credit totaling $300,000, leaving an available balance of $450,000.

The Company has been able to satisfy short term needs through the sale of securities to individual accredited investors, over the past year. Even though management has had success in the past in generating funds from these sundry sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

We expect to expend approximately $285,000 in connection with development of our website and the expansion of our business.  In addition, to strengthen its ability to generate higher revenues and profitability EFactor is acquiring strategically complementary business to significantly build its membership base and product/service offerings.  The targeted businesses are either producing cash or sufficiently close to breakeven in order to not increase EFactor's burn rate.  Additionally, the Company is closely controlling its costs as revenues are building.

To secure its long term objectives for growth and profitability the Company is in active discussions with respected investment banking firms to assist the Company in its long-term strategies.   The Company believes it will require approximately $10 million dollars as an interim step in achieving its mid- term goals of which $2.5 million will be utilized in solidifying its current business. There can be no assurance that we will be able to achieve this type of capital raise.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $616,657 for the six month period ended June 30, 2013, as compared to $935,574 for the six months ended June 30, 2012.  For the period in 2013, the net cash used was primarily used to fund our growth such as the additional office space, hiring of new personnel (although part of this cost was in stock and thus did not affect our cash), continued development of the website, increase in the number of events and investment in systems associated with running our new webinar series which we commenced in 2012. Thus net cash used in operating activities consisted primarily of our net loss of $2,039,983 offset by an increase in our current liabilities of $635,592,  depreciation of $181,088, which was for of our website, and stock related expense of $516,251.

Investments

We had net cash used in investing activities of $200,557 for the six month period ended June 30, 2013, as compared to $143,084 for the six months ended June 30, 2012. In the six months ended June 30, 2013 the net cash provided by investing activities related to expenditures associated with building our website and increasing in the infrastructure and architecture needed to support the growth in the member base. We expanded our range of servers. In mid-2013 we will look to move our entire server set to the Cloud ensuring a cost saving per month.

Financing

Our net cash provided by financing activities of $793,497 for the six month period ended June 30, 2013, as compared to $1,069,690 for the six months ended June 30, 2012.  For the period in 2013, our financing activities consisted primary of $629,208 in proceeds from notes payable, and $167,002 in proceeds from common stock, offset by $2,713 in repayment of debt. For the period in 2012, our financing activities consisted of $337,593 developed by proceeds from issuance of common stock, $733,133 in proceeds from notes payable, offset by $1,036 in repayment of debt.

Capital Expenditures

We expect to expend approximately $100,000 in connection with development of our website and the expansion of our business during the next three months.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

Issuances by The EFactor Corp.

Common Stock

During the three months ended June 30, 2013, EFactor issued 96,131 shares of its common stock to two non-affiliate investors for a total of $40,000.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are either accredited or sophisticated investors and are familiar with our operations.

Convertible Notes

During the three month period ended June 30, 2013, EFactor entered into three convertible unsecured short-term notes payable from individuals totaling $125,000. The convertible notes bear annual interest of 12% and repayment of the notes is due in one year. The notes payable are convertible into shares at a price of $3.00. With respect to the foregoing issuances of EFactor’ convertible notes, the issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are either accredited or sophisticated investors and familiar with EFactor’s operations.

Options

There was no activity for stock options during the three month period ended June 30, 2013.

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

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

10.1	Acquisition and Share Exchange Agreement by and between Standard Drilling, Inc. and The E-Factor Corp. and Certain of its Shareholders, dated February 1, 2013, with Exhibits and Schedules (4)

10.2	Sale and Purchase Agreement between The E-Factor Corp. and DASPV, PTE Ltd, dated August 17, 2012, as amended (4)

10.3	Share Exchange Agreement between The E-Factor Corp. and Five5Five PTE Ltd, dated January 8, 2013, as amended (5)

10.4	Agreement and Plan of Merger between The E-Factor Corp. and EQmentor, Inc., dated June 30, 2012, as amended*

10.5	Revolving Line of Credit Agreement dated June 7, 2013 between Charles Odom as Lender and Standard Drilling, Inc. as Borrower (6)

23.1	List of Subsidiaries (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

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

(6)	Filed as Exhibit 99.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 17, 2013, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Standard Drilling, Inc. a Nevada corporation

Dated: August 12, 2013		/s/ Adriaan Reinders
	By:	Adriaan Reinders
	Its:	President