Form 10-Q
period 2013-09-30
EFACTOR GROUP CORP.
filed 2013-11-13
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-51569

EFACTOR GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1598154 (I.R.S. Employer Identification No.)
605 Market Street, Suite 600, San Francisco, California (Address of principal executive offices)	94105 (Zip Code)

(650) 380-8280

Registrant’s telephone number, including area code

Standard Drilling, Inc. 424 Clay Street, Lower Level San Francisco, CA 94111
(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X

No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X          No         .

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

As of November 13, 2013, the Company had 43,509,809 shares of common stock, $0.001 par value outstanding.

EFACTOR GROUP CORP.

TABLE OF CONTENTS

Cautionary Note on Forward-Looking Statements

2

PART I – FINANCIAL INFORMATION

3

ITEM 1

Financial Statements (unaudited)

3

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

20

ITEM 4

Controls and Procedures

20

PART II – OTHER INFORMATION

22

ITEM 1.

Legal Proceedings

22

ITEM 1A

Risk Factors

22

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

22

ITEM 3

Defaults Upon Senior Securities

22

ITEM 4

Mine Safety Disclosures

22

ITEM 5

Other Information

22

ITEM 6

Exhibits

23

Cautionary Note on Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of the Private Securities Litigation Act of 1995.  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

EFACTOR GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
ASSETS	2013	2012
CURRENT ASSETS:
Cash	$69,048	$46,870
Accounts receivable, net of allowance for doubtful accounts of $2,097 and $2,097 as of September 30, 2013 and December 31, 2012 respectively	157,784	20,982
Other current assets	466,833	14,469
Total current assets	693,665	82,321

Property, website and equipment, net of accumulated depreciation of
$1,038,262 and $827,619 as of September 30, 2013 and December 31, 2012 respectively	458,530	341,674
Goodwill	3,639,494	2,131,516
TOTAL ASSETS	$4,791,689	$2,555,511
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$947,123	$641,534
Accounts payable - related party	259,200	38,548
Accrued expenses	957,501	213,220
Operating line of credit	1,110,005	625,604
Deferred revenue	158,629	227,044
Current portion of other long-term obligation	39,668	-
Current portion of notes payable - third parties, net of discount of $17,022 and $-0- as of September 30, 2013 and December 31, 2012, respectively	217,135	101,932
Convertible notes payable - third parties, net of discount of $152,095 and $88,809 as of September 30, 2013 and December 31, 2012, respectively	669,172	276,809
Notes payable - related parties, net of discount of $6,135 and $62,101 as of September 30, 2013 and December 31, 2012, respectively	284,427	163,675
Total current liabilities	4,642,860	2,288,366

Other long-term obligation, net of current portion	127,390	-
Non-current portion of notes payable - third parties	14,870	18,544
Total non-current liabilities	142,260	18,544

TOTAL LIABILITIES	4,785,120	2,306,910

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
5,000,000 and -0- issued and outstanding as of September 30,2013 and December 31, 2012, respectively	5,000	5,000
Common stock, $0.001 par value, 175,000,000 shares authorized,
2,406,290 and 1,053,751 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,406	1,054
Accumulated other comprehensive loss	(1,928)	-
Additional paid-in capital	15,562,727	11,979,427
Accumulated deficit	(15,561,636)	(11,736,880)
Total stockholders' equity	6,569	248,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,791,689	$2,555,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFACTOR GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,

	2013	2012
Net revenues	$207,022	$139,819

Operating expenses
Cost of revenue	61,141	103,121
Sales and marketing	39,702	53,662
General and administrative	690,682	1,568,262
Depreciation and amortization	27,479	91,952
Gain on forgiveness of liabilities	-	-
Total operating expenses	819,004	1,816,997

Loss from operations	(611,982)	(1,677,178)
Other income (expense):
Interest expense	(145,932)	(86,413)
Loss on extinguishment of debt	(1,026,859)	-
Other income	-	8,858
Total other income (expense), net	(1,172,791)	(77,555)

Net loss	$(1,784,773)	$(1,754,733)

Basic and diluted net loss per common share	$(0.74)	$(2.30)

Weighted average common shares outstanding – basic and diluted	2,396,185	761,933
Comprehensive loss
Net loss	$(1,784,773)	$(1,754,733)
Foreign currency translation adjustment	(11,059)	-
Comprehensive loss	$(1,795,832)	$(1,754,733)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFACTOR GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the nine months ended September 30,

	2013		2012
Net revenues	$623,959		$234,495

Operating expenses
Cost of revenue	119,497		112,516
Sales and marketing	208,210		115,400
General and administrative	2,515,082		2,709,483
Depreciation and amortization	208,567		277,255
Gain on forgiveness of liabilities	(84,829)		-
Total operating expenses	2,966,527		3,214,654

Loss from operations	(2,342,568)		(2,980,159)
Other income (expense):
Interest expense, net	(455,329)		(199,478)
Loss on extinguishment of debt	(1,026,859)		-
Other income	-		8,858
Total other income (expense), net	(1,482,188)		(190,620)

Net loss	$(3,824,756)		$(3,170,779)

Basic and diluted net loss per common share	$(1.74)		$(4.46)

Weighted average common shares outstanding – basic and diluted	2,192,198		710,667
Comprehensive loss
Net loss	$(3,824,756)	$	$(3,170,779)
Foreign currency translation adjustment	(1,928)		-
Comprehensive loss	$(3,826,684)		$(3,170,779)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFACTOR GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,824,756)	$(3,170,779)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	208,567	277,255
Stock option expense	41,165	280,554
Amortization of debt discount and deferred financing fees	332,182	172,629
Loss on extinguishment of debt	1,026,859	-
Stock compensation expense	329,632	1,124,042
Gain on forgiveness of liabilities	(84,829)	-
Changes in operating assets and liabilities:
Accounts receivables	(87,602)	5,016
Other current assets	(4,067)	(10,295)
Accounts payable	325,927	159,179
Accounts payable - related party	242,165	5,337
Accrued expenses	385,781	(65,962)
Deferred revenue	(68,415)	(21,155)
Net cash used in operating activities	$(1,177,391)	$(1,244,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse merger with Standard Drilling	851	-
Cash acquired in acquisition of MCC	23,593	-
Cash paid for acquisition of property, website and equipment	(313,820)	(237,609)
Net cash used in investing activities	$(289,376)	$(237,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	138,488	745,337
Proceeds from convertible notes payable	661,585	-
Proceeds from notes payable – related party	42,110	800
Proceeds from line of credit, net	484,401	-
Proceeds from issuance of shares	167,002	802,890
Repayment of notes payable – related party	(837)	-
Repayment of notes payable	(1,876)	(3,159)
Net cash provided by financing activities	$1,490,873	$1,545,868

NET EFFECT OF EXCHANGE RATES ON CASH	(1,928)	-
NET INCREASE IN CASH	22,178	64,080
CASH, BEGINNING BALANCE	46,870	11,259
CASH, ENDING BALANCE	$69,048	$75,339

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$49,770	$1,748
Cash paid for income taxes	$-	$-
Non-cash Financing Activities:
Debt discount	$326,908	$146,540
Acquisition of MCC	$1,333,335	-
Shares issued as deferred financing fees	$475,000	-
Related party payables converted into debt	$21,513	$-
Shares issued for conversion of debt	$214,000	$534,960

The accompanying notes are an integral part of the unaudited consolidated financial statements.

EFACTOR GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying consolidated condensed unaudited interim financial statements of EFactor Group Corp. formerly known as Standard Drilling, Inc., (the “Company”, “we”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of The E-Factor Corp. (“EFactor”) contained in Form 8-K/A filed with the SEC on September 20, 2013.

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

On November 4, 2013, the Company’s 1 for 40 reverse stock split became effective. As a result of the reverse stock split, every 40 shares of the Company's issued and outstanding common stock automatically combined into one issued and outstanding share of common stock. Unless otherwise noted, impacted amounts and share information included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

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

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Standard Drilling, (ii) EFactor, and (iii) certain shareholders of EFactor, pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor transferred to us 6,580,250 of the common stock of EFactor in exchange for the issuance of; (a)50,000,000 shares (the “Shares”) of our common stock (b) 5,000,000 shares of preferred stock to be entitled the “Series A Convertible Preferred Stock” and (c) approximately 22,000,000 additional shares of our common stock upon the effectiveness of a reverse stock split of our common stock (such transaction, the “Share Exchange”). This transaction closed on February 11, 2013.  The remaining 30% or 3,047,089 of the outstanding EFactor shares will be exchanged during the fourth quarter for 16,849,751 additional shares of our common stock upon the effectiveness of a reverse stock split of our common stock.  EFactor was deemed to be the accounting acquirer in this transaction and as a result this transaction was accounted for as reverse merger.  The historical financial statements presented in this filing are those of EFactor.  The assets and liabilities of Standard Drilling were recorded, as of completion of the Share Exchange, at fair value, which is considered to approximate historical cost, and added to those of EFactor.

EFactor was incorporated in the state of Delaware on October 30, 2007, and provides full-featured social network for entrepreneurs. EFactor provides a platform that enables access to a network of contacts, registration for networking events, advisory consulting, various business tools and a broad range of services and information.

On October 31, 2012, EFactor merged with EQmentor, an online professional development company organized in 2007 that provides working professionals 24/7 access to a custom-matched mentor, a global cross-industry peer community, and repositories of knowledge to empower high performance in the workplace.

On February 14, 2013, EFactor acquired MCC International (“MCC”), a public relations and communications agency. MCC was founded in 1988. The agency is based in the United Kingdom and promotes through enhancement of company's reputation utilizing print and social media news outlets, focusing on upper tier emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-offs to global consumer brands.

On October 11, 2013, we filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the change of our name from Standard Drilling, Inc. to EFactor Group Corp.

The Company currently maintains its corporate office in San Francisco, California.

Note 2. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has no history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three and nine month period ended September 30, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 3. Notes Payable and Line of Credit

Notes payable

During the nine months ended September 30, 2013 the Company issued nineteen convertible unsecured short term notes payable to individuals totaling $661,585. These notes bear annual interest of 0% - 12%, mature within a period ranging from six (6) months to one (1) year from issuance and are convertible into EFactor common shares at prices ranging from $2 to $3 per common share. The Company also issued four unsecured short term notes payable to individuals totaling $138,488. These notes bear annual interest of 12% and mature within a period of six (6) months from issuance. The Company also issued 24,574 common shares with the convertible and unsecured short term notes issued during the nine months ended September 30, 2013.  The relative fair value of the shares amounting to $189,939 was recognized as a debt discount and amortized over the term of the notes.  The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified as equity. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined the beneficial conversion feature for all convertible notes to be $130,367 which was recognized as a debt discount and amortized over the term of the notes.

During the nine months ended September 30, 2013, the Company made principal repayments totaling $1,876 and issued 31,364 shares to convert $214,000 of convertible debt.

During the three and nine months ended September 30, 2013 the Company recognized $51,392 and $240,001, respectively, of interest expense due to the amortization of debt discounts on all convertible and unsecured short term notes.

On September 19, 2013, the Company amended a convertible note dated January 14, 2013 to extend the maturity date to December 31, 2013 and to remove the convertible feature of the note. The Company issued 3,010 common shares as consideration for the amendment.  The modification of the convertible note was considered substantial under ASC 470-50 and the rules on debt extinguishment were applied.   Consequently, a loss on extinguishment of debt was recorded for the nine months ended September 30, 2013 amounting to $50,109 in connection with this amendment.

A summary of activity for notes payable during the nine months ended September 30, 2013 is set forth below:

Balance at December 31, 2012	$ 397,285
Proceeds from convertible notes	661,585
Proceeds from notes payable	138,488
Repayments of notes payable	(1,876)
Conversion of convertible notes to equity	(214,000)
Debt discount on new convertible notes and shares issued with debt	(320,306)
Amortization of debt discount	240,001
Balance at September 30, 2013	901,177
Less:
Convertible notes payable	(669,172)
Current portion of notes payable – third parties	(217,135)
Non-current portion of notes payable – third parties	$ 14,870

Odom Line of Credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Charles Odom, the lender, in the amount of $750,000.   Pursuant to the Agreement, the lender shall make loans to the Company from time to time commencing on the date of the Agreement and shall continue for a period of twenty four (24) months thereafter ending June 7, 2015.    As of September 30, 2013, the Company has drawn $475,000 from the line leaving a current available balance of $275,000.   As required by the Agreement, the Company also issued 118,750 shares to the lender, proportionate to amounts drawn, which was recognized as deferred financing fees of $475,000 and amortized over the term of the line of credit.  For the nine months ended September 30, 2013, $29,613 has been amortized into interest expense. All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier.  The line of credit is secured by all of the assets of the Company.

Wells Fargo - Line of Credit

As part of the acquisition of EQmentor, Inc. the Company obtained an operating line of credit from Wells Fargo, secured by assets of the former majority shareholder of EQmentor, Inc.  The amount of the line of credit is $500,000 with a provision for over-limit drawdowns. The current over-limit drawdown at September 30, 2013 is $133,277. Interest is charged at a rate of 3.5% per annum. We have drawn down $633,277 as of September 30, 2013.

A summary of activity on the line of credit during the nine months ended September 30, 2013 is set forth below:

Balance at December 31, 2012 Drawdowns from line of credit with Charles Odom Drawdowns from Wells Fargo - line of credit, net	$ 625,604 475,000 9,401
Balance at September 30, 2013	$ 1,110,005

Note 4. Other long-term obligation

As a component of the MCC acquisition the Company acquired a long term liability related to a previous recapitalization of MCC. Specifically, MCC entered into an arrangement with its creditors during 2010, in what is referred as a “Company Voluntary Arrangement” (“CVA”), in order to protect MCC from any unreceptive creditor action.  In connection with the arrangement, the Company is required to make monthly fixed payments to a trustee of $2,275 (£1,500 GBP).These payments are scheduled to end in February 2019.

Note 5. Related Parties and Related Party Transactions

Accounts Payable – Related Party

As of September 30, 2013, two of our executive officers, Adrie Reinders, Roeland Reinders and Marion Freijsen, had unreimbursed expenses and unpaid management fees of $143,254, 15,795 and 100,151, respectively.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the nine months ended September 30, 2013 are set forth below:

Balance at December 31, 2012

Related party notes assumed from the reverse merger

Related party payables converted to notes

Borrowings from related parties

Amortization of debt discount

Repayment of related party notes

Debt discount on shares issued with note

$ 163,675 2,000 21,513 42,110 62,568 (837) (6,602)
Balance at September 30, 2013	$ 284,427

The notes payable-related parties include a $200,000 short-term note obtained from Linge Beleggingen in 2012 including the issuance of 9,012 shares of the Company’s common stock. The discount on this note was fully amortized as of September 30, 2013.  On July 9, 2013 the note agreement was amended modifying certain terms and conditions for which an additional 240,988 shares of common stock were agreed to be issued.  The modification of the note was considered substantial under ASC 470-50 and the rules on debt extinguishment were applied.   Consequently, a loss on extinguishment of debt was recorded for the nine months ended September 30, 2013 amounting to $976,750 in connection with this amendment.

During the nine months ended September 30, 2013, the Company issued notes to two related parties totaling $42,110 which are subject to annual interest of 12% and have a term of 1 year.   The Company issued 476 common shares in connection with these notes and the related fair value of the shares amounting to $6,602 was recorded as a debt discount and amortized over the term of the notes.

The remaining balance as of September 30, 2013 includes $42,490 of notes payable, $800 and $4,000 advance due to related parties associated with Marion Freijsen and Adrie Reinders, respectively, plus an outstanding advance due to David Rector, the former chief executive officer and sole board member of Standard Drilling, Inc. of $1,162.

Note 6.

Commitments and Contingencies

Eric Bobo vs. Izzy Justice, EQmentor and The E-Factor Corp., Superior Court of Mecklenburg County, North Carolina Business Court, Case No. 12 CVS 21548.

The above-captioned case seeks damages for breach of contract, violation of wage and hour laws, unjust enrichment, and breach of fiduciary duty related to the alleged treatment of Eric Bobo’s stock and stock options during the merger between EQmentor, Inc. and EFactor. In addition to alleging breach of contract and wage and hour violations relating to purported compensation in the form of stock and stock options, the complaint also alleges that

Izzy Justice, the manager and majority shareholder of EQmentor, breached his fiduciary duty by engaging in “self-dealing” and failing to present the transaction between EQmentor and EFactor to a shareholder vote. We believe EFactor is wrongly named in this case, as it was not party to the agreements between Mr. Bobo and Mr. Justice and had not been informed of any such arrangements by Mr. Justice or his counsel during either due diligence or other merger disclosures and discussions and did not owe any fiduciary duty to Mr. Bobo. On or about April 23, 2013, Mr. Bobo, EQmentor, Mr. Justice and the Company entered into a settlement agreement wherein as it relates to the Company, the Company is obligated to pay Mr. Bobo $50,000 (the “Settlement”) before July 1, 2013. On July 19th and August 22nd the Company made a $15,000 and $5,000 payment respectively on this outstanding amount, with the understanding that the balance of payments will be completed by December 31, 2013. On May 1, 2013 Mr. Bobo filed a Notice of Dismissal with the North Carolina Business Court dismissing all of his claims in the case against EFactor without prejudice. Mr. Bobo is obligated to file a Notice of Dismissal without Prejudice within three (3) business days following his receipt of the Settlement payment.

Note 7.

Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2013:

-

the Company issued 10,394 shares of common stock for cash proceeds of $167,002.

-

the Company issued 31,364 shares of common stock to convert $214,000 of convertible debt.

-

the Company issued 25,050 shares of common stock as an enticement to enter into a transaction to lend money to the Company, resulting in a debt discount of $196,541.

-

the Company issued 118,750 shares of common stock in connection with the Odom line of credit and the fair value of these shares amounting to $475,000 was recognized as deferred financing costs (see Note 3).

-

the Company issued 243,998 shares of common stock in connection with the modification of two notes (see Notes 3 and 5)

-

the Company issued 250,000 shares of common stock for services with a fair value of $150,000.

-

the Company granted 11,303 shares of common stock for services with a fair value of $179,631.

Stock Options

During the three months ended September 30, 2013, the Company recognized a net benefit of $145,455 due to the forfeiture of options of terminated employees and an expense of $41,165 for stock option expense related to options granted in prior periods for the nine months ended September 30, 2013.

Note 8.

Acquisition of MCC International

On February 14, 2013, EFactor acquired 100% of MCC International Ltd (“MCC”) for 7,849,976 shares of its common stock.  An additional 3,490,281 shares of the Company’s common stock will be issued after the Company’s contemplated 1-for-40 reverse stock split.  The fair value of the shares on the acquisition date was $1,333,335.  MCC is a public relations and communications agency, founded in 1988. The agency based in the United Kingdom promotes high and emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-offs to global consumer brands. MCC is expected to be able to be integrated into the Company as an additional service available to our members along with having more visibility to other US based companies.

The following table summarizes the preliminary allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities:

Assets Acquired:
Cash	$23,593
Accounts Receivable	49,200
Prepaid Expenses	2,912
Property, Plant and equipment	11,603
Goodwill	1,507,978
Assets acquired	$1,595,286

Liabilities Assumed:
Accounts payable	$36,084
Other current liabilities	55,764
Other long term liabilities	170,103
Liabilities assumed	$261,951

Net assets acquired	$1,333,335
Fair value of consideration given	$1,333,335

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

The following is the unaudited pro forma information for the nine months ended September 30, 2013 and 2012 assuming the acquisition of MCC occurred on January 1, 2012:

	2013	2012

Sales	$673,584	$647,608
Operating expenses	3,012,807	3,567,126
Operating loss	(2,339,223)	(2,919,517)
Non-operating expense	1,454,174	250,536

Net loss	$(3,793,397)	$(3,170,054)

Basic and diluted net income per common share	$(1.59)	$(1.69)

Note 9.

Subsequent Events

On November 4, 2013, the Company’s 1 for 40 reverse stock split became effective and as of November 13, 2013, the Company has issued:

•

up to 19,383,183 shares of the  22,231,155 common stock required to be issued per the Exchange Agreement (see Note 1), and

•

up to 8,883,519 shares of the 16,849,751 shares of common stock representing the remaining 30% outstanding EFactor shares required to be issued per the Exchange Agreement (see Note 1).

On November 13, 2013, the two holders of the Company’s Series A Convertible Preferred Stock converted  2,500,000 of such shares  into  12,906,223  shares of common stock pursuant to the terms of the Exchange Agreement. (see Note 1).

The Company issued two twelve percent (12%) interest bearing promissory notes on October 11, 2013 and October 22, 2013 aggregating $112,054 to two nonaffiliated investors. One of the promissory notes is for $27,054 and is convertible into shares of common stock of EFactor at $3.00 per share at the election of the note holder, the other for $85,000 does not contain a conversion option. In connection with the issuance of the promissory notes, the Company issued an aggregate of 3,564 shares of common stock to the noteholders.

On October 11, 2013, the Company granted 100,000 restricted common shares each to two officers of the Company as provided in their respective employment agreements.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains forward-looking statements relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

Overview

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Standard Drilling, (ii) EFactor, and (iii) certain shareholders of EFactor, pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor transferred to us 6,580,250 of the common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares (the “Shares”) of our common stock; (b) 5,000,000 shares of preferred stock to be entitled the “Series A Convertible Preferred Stock”; and (c) approximately 22,000,000 additional shares of our common stock upon the effectiveness of a reverse stock split of our common stock (such transaction, the “Share Exchange”). This transaction closed on February 11, 2013.  The remaining 30% or 3,047,089 of the outstanding EFactor shares will be exchanged during the fourth quarter for 16,849,751 additional shares of our common stock upon the effectiveness of a reverse stock split of our common stock.  As a result of the Share Exchange, EFactor became our majority-owned subsidiary.  We are now a holding company with all of our operations conducted through EFactor, which primarily consist of owning, operating and administering certain assets related to a social media network, on- and offline content and interests in a subsidiary that conducts business operations such as EQmentor and certain other intellectual property, as more fully discussed herein. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein EFactor is considered the acquirer for accounting and financial reporting purposes. As a result, the financial statements presented in this Quarterly Report are those of EFactor, the acquired entity.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues. For our two most recent fiscal years ended December 31, 2012 and 2011, we have incurred net losses of $4.1 million and $3.4 million, respectively. As in the prior fiscal years, for the nine-month period ended September 30, 2013 we incurred a net loss of $3,824,756, and our operating expenses consisted primarily of the following:

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

These revenues are recorded when services for the transactions are determined to be concluded, generally as set forth under the terms of the engagement or when the sundry milestones have been completed after the defined services are performed. Transaction-related expenses, primarily consisting of costs directly associated with the transaction, are deferred and recognized in the same period as the transaction revenue. Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue

Stock-Based Compensation

We record stock-based compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to estimate the fair value of the stock option grants. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about variables used in the calculation, including the fair value of our common stock, the expected term (the period of time the options granted are expected to be outstanding), the volatility of our stock, a risk-free interest rate, and dividends. We plan to use the simplified calculation of expected term described in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility based on an average of the historical volatilities of similar companies, as we do not have a history of a publicly traded stock price. The risk-free interest rate for the expected term of the options will be based on the U.S. Treasury yield curve in effect at the time of the grant

Results of Operations

Results of Operations for the Three and Nine Months ended September 30, 2013 compared to Nine and Three months ended September 30, 2012

	For the Three Months Ended September 30,
	2013	2012

Revenues	$207,022	$139,819
Operating expenses
Cost of revenue	61,141	103,121
Sales and marketing	39,702	53,662
General and administrative	690,682	1,568,262
Depreciation and amortization	27,479	91,952
Gain on forgiveness of liabilities	-	-
Total operating expenses	819,004	1,816,997
Loss from operations	(611,982)	(1,677,178)
Other income (expense):
Interest expense	(145,932)	(86,413)
Other income	-	8,858
Loss on debt extinguishment	(1,026,859)	-
Total other income (expense), net	(1,172,791)	(77,555)
Net loss	$(1,784,773)	$(1,754,733)

	For the Nine Months Ended September 30,
	2013	2012

Revenues	$623,959	$234,495
Operating expenses
Cost of revenue	119,497	112,516
Sales and marketing	208,210	115,400
General and administrative	2,515,082	2,709,483
Depreciation and amortization	208,567	277,255
Gain on forgiveness of liabilities	(84,829)	-
Total operating expenses	2,966,527	3,214,654
Loss from operations	(2,342,568)	(2,980,159)
Other income (expense):
Interest expense	(455,329)	(199,478)
Other income		8,858
Loss on debt extinguishment	(1,026,859)	-
Total other income (expense), net	(1,482,188)	(190,620)
Net loss	$(3,824,756)	$(3,170,779)

Revenue

Our revenue from the three month period ended September 30, 2013 was $207,022 compared to $139,819 for the three month period ended September 30, 2012 and for the nine month period ended September 30, 2013 was $623,959 compared to $234,495 for the nine month period ended September 30, 2012.  All of our revenue was derived from member payments, event fees, annual event packages, an increase in mentoring fees associated with the addition of EQmentor, an addition of public relations revenue along with advisory fees, sponsorships and revenue shares with strategic partners.

The table below sets forth the amount of revenues we have recognized for the three and nine months ended September 30, 2013 and 2012:

	three months ended September 30,		nine months ended September 30,

	2013	2012	2013	2012

Member Services	$ 31,003	$ 12,143	$ 41,426	$ 47,425
Sponsorships	794	127,184	4,397	183,270
Advisory Services	78,479	492	329,385	3,800
Public Relations	96,746	-	248,751	-
	$ 207,022	$ 139,819	$ 623,959	$ 234,495

During the fiscal year ended December 31, 2012 we launched our VIP membership, a premium membership that allows members to get discounts on webinars, events and our library of content (Knowledge). During 2013 we are continuing to add value to the VIP membership and have marketing campaigns on a regular basis amongst our growing member-base to increase the number of VIP members. We see such premium memberships as a potential substantial growth area for revenue. In addition to the VIP premium membership, we intend to launch additional premium memberships (all on a recurring revenue basis) such an ESpace premium membership initiated during the fourth quarter of 2013 to provide flexible office locations for our members.

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

Operating Expenses

Our operating expenses decreased by $997,993 to $819,004 for the three month period ended September 30, 2013, from $1,816,997 for the three month period ended September 30, 2012, and for the nine month period ended September 30, 2013 these expenses decreased by $248,127 to $2,966,527 from $3,214,654 for the nine month period ended September 30, 2012. These decreases were primarily due to the reduction in stock based compensation expended in 2012 offset by an increase in administrative costs related to the consolidations of EQmentor and MCC International during the first quarter 2013 and legal and accounting fees incurred for the sundry public reporting filing requirements.

Interest Expense

Interest expense increased to $145,932 for the three month period ended September 30, 2013, compared to $86,413 for the three month period ended September 30, 2012 and increased to $455,329 for the nine month period ended September 30, 2013, compared to $199,478 for the nine month period ended September 30, 2012.  In the three and nine month period ended September 30, 2013 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $332,182 of common stock issuance costs as an enhancement to the notes payable security.  These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to the raising further capital and increasing revenues over the course of the next 18 months.

Loss on debt extinguishment

On July 9, 2013, the Company entered into modification agreements on two of its notes. Pursuant to the terms of the indentures, the Company issued an additional 243,998 shares of common stock.  As a result of this issuance, the Company recognized a loss on debt extinguishment of $1,026,859 for the three and nine months ended September 30, 2013.

Net loss

Our net loss increased to $1,795,832 from $1,754,733, for the three month period ended September 30, 2013 compared to September 30, 2012 and increased to $3,824,756 from $3,170,779 for the nine month period ended September 30, 2013 compared to September 30, 2012. The increase in net loss compared to the prior year period is primarily a result of an increase in administrative costs from the acquisition of EQmentor and MCC International and additional public company compliance costs as well as the recognition of the loss on extinguishment of debt as described above. As we grow we need to continue to attract top-notch personnel, this increases our payroll costs to compensate for these additional employees and the use of our equities securities as compensation has helped reduce the demand for cash to secure the employment of key personnel, which increases our operating expenses and consequently our net loss.

Liquidity and Capital Resources

Introduction

During the nine month period ended September 30, 2013 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September  30, 2013 was $69,048 and our monthly cash flow burn rate, that now includes EQmentor and MCC International, has increased to approximately $200,000, excluding professional fees and consultants on an as needs basis.  As a result, we have significant short-term cash needs.  These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $69,048 as of September 30, 2013.  Based on our revenues, cash on hand and current monthly burn rate, around $200,000, excluding professional fees and consultants on an as needs basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013 we entered into a revolving line of credit (the “Line of Credit”) with an accredited investor for an amount of up to $750,000.  Under the terms of the Line of Credit, the lender has agreed to advance to us for a period of 24 months ending on July 7, 2015 such amounts as we may request up to $750,000.  All sums advanced will bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum.  Each advance will be due and payable in full 12 months following the day each advance is made.  In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under this line of credit) (the “Capital Raise”), all amounts due and payable under Line of Credit will become due and payable 14 days after the consummation of such Capital Raise.  In addition to the repayment of each advance, we shall issue to the lender a total of 187,500 shares of restricted common stock upon the full draw down of the line. As of September 30, 2013 there is an obligation to issue 118,750 shares of restricted common stock based on the current advances to date and upon the effectiveness of the information statement dated September 20, 2013.  The number of Restricted Shares issued will be pro-rated according to the amount of the advance.  In connection with the Line of Credit, we entered into a security agreement (the “Security Agreement”) with the lender, whereby we granted to lender, as collateral for our obligations to be performed under the Line of Credit, a first priority security interest in all property held by us.  As of September 30, 2013, we received advances under the line of credit totaling $475,000, leaving an available balance of $275,000.

The Company has been able to satisfy short term needs through the sale of securities to individual accredited investors, over the past year. Even though management has had success in the past in generating funds from these sundry sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

We expect to expend approximately $300,000 in connection with development of our website and the expansion of our business.  In addition, to strengthen our ability to generate higher revenues and profitability we intend to acquire strategically complementary businesses to significantly build our membership base and product/service offerings.  The targeted businesses are either producing cash or sufficiently close to breakeven in order to not increase our burn rate.  Additionally, the Company is closely controlling its costs.

To secure its long term objectives for growth and profitability the Company is in active discussions with investment banking firms to assist the Company in its long-term strategies.   The Company believes it will require approximately $10 million as an interim step in achieving its mid- term goals of which $2.5 million will be utilized in solidifying its current business. There can be no assurance that we will be able to achieve this type of capital raise.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,177,391 for the nine months ended September 30, 2013, as compared to $1,244,179 for the nine months ended September 30, 2012.  For the period in 2013, the net cash used was primarily used to fund our growth such as the additional office space, hiring of new personnel, legal and accounting fees associated with becoming a new public reporting company, the continued development of the website, increasing the number of events and investment in systems associated with running our new webinar series which we commenced in 2012. Thus net cash used in operating activities consisted primarily of our net loss of $3,824,756 offset by an increase in our current liabilities of $953,873 depreciation of $208,567, which was for of our website, stock related expense of $41,165, and the loss on debt extinguishment of $1,026,859.

Investments

We had net cash used in investing activities of $289,376 for the nine months ended September 30, 2013, as compared to $237,609 for the nine months ended September 30, 2012. In the nine months ended September 30, 2013 the net cash provided by investing activities related to expenditures associated with building our website and increasing in the infrastructure and architecture needed to support the growth in the member base. We expanded our range of servers. In early-2014 we will look to move our entire server set to the cloud which we believe will provide a cost saving per month.

Financing

Our net cash provided by financing activities of $1,490,873 for the nine months ended September 30, 2013, as compared to $1,545,868 for the nine months ended September 30, 2012.  For the period in 2013, our financing activities consisted primary of $1,326,584 in proceeds from notes payable and line of credit, and $167,002 in proceeds from common stock, offset by $2,713 in repayment of debt. For the period in 2012, our financing activities consisted of $802,890 developed by proceeds from issuance of common stock, $746,137 in proceeds from notes payable, offset by $3,159 in repayment of debt.

Capital Expenditures

We expect to expend approximately $100,000 in connection with development of our website and the expansion of our business during the next three months. We anticipate these expenditures will be funded by the Company’s operating cash flow along with the proceeds from added draws on the lines of credit.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having only one independent director, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

(b)

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Eric Bobo vs. Izzy Justice, EQmentor and The E-Factor Corp., Superior Court of Mecklenburg County, North Carolina Business Court, Case No. 12 CVS 21548.

The above-captioned case seeks damages for breach of contract, violation of wage and hour laws, unjust enrichment, and breach of fiduciary duty related to the alleged treatment of Eric Bobo’s stock and stock options during the merger between EQmentor, Inc. and EFactor. In addition to alleging breach of contract and wage and hour violations relating to purported compensation in the form of stock and stock options, the complaint also alleges that Izzy Justice, the manager and majority shareholder of EQmentor, breached his fiduciary duty by engaging in “self-dealing” and failing to present the transaction between EQmentor and EFactor to a shareholder vote. We believe EFactor is wrongly named in this case, as it was not party to the agreements between Mr. Bobo and Mr. Justice and had not been informed of any such arrangements by Mr. Justice or his counsel during either due diligence or other merger disclosures and discussions and did not owe any fiduciary duty to Mr. Bobo. On or about April 23, 2013, Mr. Bobo, EQmentor, Mr. Justice and the Company entered into a settlement agreement wherein as it relates to the Company, the Company is obligated to pay Mr. Bobo $50,000 (the “Settlement”) before July 1, 2013. On July 19th and August 22nd the Company made a $15,000 and $5,000 payment respectively on this outstanding amount, with the understanding that the balance of payments will be completed by December 31, 2013. On May 1, 2013 Mr. Bobo filed a Notice of Dismissal with the North Carolina Business Court dismissing all of his claims in the case against EFactor without prejudice. Mr. Bobo is obligated to file a Notice of Dismissal without Prejudice within three (3) business days following his receipt of the Settlement payment.

ITEM 1A

Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we issued 1,014,267 shares of common stock to eight non-affiliate investors in connection with the sundry promissory notes that were entered into during the quarter.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations.

ITEM 3

Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

ITEM 5

Other Information

There have been no events that are required to be reported under this Item.

 ITEM 6

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFactor Group Corp.

Dated: November 13, 2013		/s/ Adriaan Reinders
	By:	Adriaan Reinders
	Its:	Chief Executive Officer