Form 10-K
period 2013-12-31
EFACTOR GROUP CORP.
filed 2014-03-10
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

Commission file number: 000-51569

EFACTOR GROUP CORP.
(Exact name of registrant as specified in its charter)

NEVADA	84-1598154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Market Street, Suite 600 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

(650) 380-8280

Registrant’s telephone number, including area code

Standard Drilling, Inc.

424 Clay Street, Lower Level

San Francisco, CA 94111

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

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

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ √ ] Yes [  ] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ √ ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ] No [√]

The aggregate market value of our common stock held by non-affiliates as of June 30, 2013 was $11,428,481.

As of March 6, 2014, there were 60,492,158 shares of common stock issued and outstanding.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and may be beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “EFactor Group", "we"", "our", the "Company" and similar terms refer to EFactor Group Corp., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary,  “ 2012 ”  refers to the year ended December 31, 2012,   “ 2013 ”  refers to the year ended December 31, 2013.

PART I

ITEM 1.  BUSINESS.

Overview

Corporate History

We were incorporated in Nevada on July 27, 2001.  At the time of our incorporation, we were in the business of developing and marketing easily maintained website systems, managed website hosting, search engine placement, email marketing and graphic design.  Prior to the reverse acquisition transaction described below, we did not have any business or operations and were considered a shell company under the federal securities laws.

Reverse Acquisition of The E-Factor Corp.

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (which we refer to herein as the Exchange Agreement) with The E-Factor Corp., a Delaware corporation (which we refer to herein as EFactor), and certain shareholders of EFactor (such transaction, the “Share Exchange”), pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor (the “Original Sellers”) agreed to transfer to us 6,580,250 shares of common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares of our common stock; (b) 5,000,000 shares of Series A Convertible Preferred Stock; and (c) an additional 22,231,155 shares of our common stock were issued upon the effectiveness of the 1:40 reverse stock split of our common stock (the “Additional Shares”).  The Share Exchange closed on February 11, 2013.   The Company issued the Additional Shares to the Original Sellers in several tranches during the fourth quarter of 2013 and the first quarter of 2014. In addition, during the fourth quarter of 2013 and the first quarter of 2014, the Company issued an additional 16,393,545 shares of our common stock in exchange for an additional 28.9 % of EFactor’s outstanding common stock (for a total ownership of 98.9% of EFactor’s common stock). We expect to issue an additional 456,206 shares of our common stock in the first quarter of 2014 to acquire the remaining 1.1% of EFactor’s outstanding common stock (for a total ownership of 100% of EFactor’s common stock).

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

Also pursuant to the Share Exchange, we agreed to issue 162,500 shares of our common stock to David S. Rector, our sole officer and director immediately prior to the closing of the Share Exchange, and 87,500 shares to Keith Gilmour.  These shares were issued to Messrs. Rector and Gilmour in consideration for prior services to our company and their assistance in closing the Share Exchange.

Additionally, of the 5,000,000 shares of Series A Convertible Preferred Stock issued in the Share Exchange, 2,500,000 shares automatically converted into approximately 12,906,223 shares of our common stock upon the effective date of the 1-for-40 reverse stock split.  The remaining shares of Series A Preferred Stock are not convertible into shares of our common stock.

 On September 20, 2013, our board of directors and majority stockholders approved the following amendments to our Articles of Incorporation:

1.

to change our name to “EFactor Group Corp.”;

2.

to increase the number of authorized shares of our preferred stock from 10,000,000 shares, par value $0.001, to 20,000,000 shares, par value $0.001;

3.

to increase the number of authorized shares of our common stock from 100,000,000 shares to 175,000,000 shares; and

4.

to effect the 1-for-40 reverse split of our common stock described above.

On October 11, 2013, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the name change, the increase in authorized preferred shares and the increase in authorized common stock.  Further, on October 15, 2013, we filed a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada effecting the 1-for-40 reverse stock split.

Our Company

We operate a niche social network for entrepreneurs that is designed to provide our members with access to the people, tools, marketing and expertise to succeed and make real, trustworthy and lasting connections.  We operate  EFactor.com , which, based on our management’s research, is one of the few niche social networks whose members are business owners and founders participating in a network dedicated to the specific requirements of entrepreneurs.  As of the date of this report, we have over one million members, are present in all 195 countries listed by the United Nations and represent 240 industries. We also have various subsidiary service organizations, including a U.K. communications and public relations agency and a U.S. company that provides business owners and working professionals with around-the-clock access to a custom matched mentor, a global cross-industry peer community and repositories of knowledge to empower high performance in the workplace and business.

EFactor.com also provides a platform that enables access to a network of contacts, registration for networking events, advisory consulting, various business tools and a broad range of services and information. Revenue derived from our social network for the twelve months ended December 31, 2013 and 2012 was $68,993 and $250,302, respectively. The balance of our revenue was derived from our acquisition of supplemental businesses, which totaled $672,792 and $59,305 for the twelve month periods ended December 2013 and 2012, respectively.

We define “members” as individuals that sign-up through our custom built sign-up mechanism and set up an account (i.e. have “opted in”).  We define a “visitor” as anyone that visits the EFactor.com website whether as a member or a non-member.  We have approximately 1 million “Entrepreneurial” members.  Of these members, over a third are considered “active members” by visiting the site regularly, participating in our physical events and either responding to or reading our newsletters and other communications.  We have approximately 1.5-2 million visitors to our website monthly. EFactor is a 90% custom built platform.  Most of the code is created by EFactor contractors/employees and is only used by EFactor. Code and designs are proprietary to EFactor and are protected by confidentiality agreements we enter into with our employees and third-party contractors.

With EFactor.com, entrepreneurs can create new connections that bring value to the entrepreneur’s business or the fledgling entrepreneur’s idea. The core of our service is to create these valuable connections that are based on a strong proprietary algorithm that is at the heart of our database.

In addition to matches between peers, mentors and investors, we offer key support in four distinct areas:

•

Funding: We educate and assist entrepreneurs in their search for funding, including the different types of funding that may be available and the resources they may use to locate funding.  However, we do not supply funding, participate in the offering or sale of securities, or participate in any specific funding transactions in any way.

•

Knowledge: We provide key information, articles, webcasts, videos and advice and access to mentors and peers.

•

Cost savings: We negotiate discounts on products and services that entrepreneurs need.

•

Business Development: We connect members to relevant people via our proprietary algorithms and live events.

We generate revenues from the following sources:

•

Member Fees:  We hold a variety of networking and informational events for our members and sell various membership packages to customers that allow users to access premium services via our website.

•

Sponsorships: We generate revenues from sponsors in a variety of ways.  Sponsors can gain exposure to our members either through placement or short write-ups in newsletters and event invitations or by sponsoring one of our events where they may provide access to their products or services (booth/stall) or by serving as a speaker or panelist at an event relating to their industry.

•

Advisory Services:  We promote and make available advisory and consulting services to members for support, introduction guidance and general mentoring of members in their pursuit of their entrepreneurial objectives, for which fees are charged.

•

Public Relations:  We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an explicit company identity.

•

Advertising: We started adding advertisement banners to our site in August 2013. We began receiving revenue generated from these banners from our advertising partners in December 2013.

Although EFactor is a global platform, our marketing efforts are focused on the following five core territories: United States, United Kingdom, India, China and The Netherlands. We plan for additional territories to be developed over time with live events taking place in those geographies where a high concentration of members evolves.

We have created and started to implement a strategy based on acquiring companies that fit with and add value to our core member base of entrepreneurs. It has initiated research and identified a number of companies that can potentially provide a product or service that is scalable, profitable and easily adapted to accommodate thousands of new clients. Through this “roll-up strategy,” we believe we will grow both organically and through acquisitions over the next 12-18 months.

Merger with EQmentor

On October 31, 2012, we closed a merger transaction with EQmentor, Inc., a Delaware corporation (“EQMentor”), pursuant to an Agreement and Plan of Merger, dated June 30, 2012 (the “EQ Merger Agreement”). Under the terms of the EQ Merger Agreement, EFactor was the surviving entity and EQmentor, Inc. was merged out of existence.  Under the EQ Merger Agreement, EFactor was obligated to issue 679,094 shares of EFactor common stock (the “Merger Shares”) in exchange for 100% of EQmentor’s outstanding securities, which exchange was effected on or about October 31, 2012. Additionally, under the EQ Merger Agreement, EFactor could be made to issue additional shares of its common stock to the EQmentor shareholders (in addition to the Merger Shares) if the value of the Merger Shares is not at least $2,000,000 on the occurrence of either a change of control of EFactor or EFactor’s shares becoming tradeable in the public market. Conversely, EFactor could receive some of the Merger Shares back in the event certain performance thresholds were not met by the EQmentor business segment. On or about April 17, 2013, EFactor, EQmentor and EQmentor’s former controlling shareholder entered into a settlement agreement wherein EFactor and EQmentor’s former controlling shareholder agreed that the Merger Shares constituted the full amount of consideration owed by EFactor to the EQmentor shareholders under the EQ Merger Agreement.

EQmentor is a cutting-edge online professional development company that provides working professionals 24/7 access to a custom-matched mentor, a global cross-industry peer community, and repositories of knowledge to empower high performance in the workplace organized in 2007, EQmentor is the first company to statistically demonstrate an increase in EQ through its program.  EQ is Emotional Intelligence, a scientific, measurable intelligence which indicates a person's emotional maturity. EQmentor mentees show an average increase of 17 points in their EQ scores between their pre and post assessments. To put that into context, other studies have shown that the average adult increases their EQ by just 3 points a year when processing the cumulative experiences that they have had during that one year. Essentially, we believe we can grow (mature) people 6 times faster than they otherwise would in a year.

We plan to launch a specific EQmentor program for entrepreneurs during the first quarter of 2014. It is our intention that each acquisition will create additional revenue streams by such new product offering.

EQmentor is the only professional development company in the world that has shown a statistically validated increase in EQ.  Dozens of other studies have already shown a positive correlation between high EQ and various performance metrics such as higher sales, higher productivity, higher employee engagement, customer satisfaction, etc. We intend to launch a specific EQmentor program for entrepreneurs during the first quarter of 2014. It is our intention that each acquisition will create additional revenue streams by such new product offering.

MCC International

On February 14, 2013, the transaction between EFactor and MCC International, Ltd., or MCC, closed and MCC became our wholly-owned subsidiary.  Prior to closing its transaction with us, EFactor issued 666,667 shares of its common stock to DASPV in exchange for 100% of MCC outstanding securities.  The 666,667 shares of EFactor common stock issued to DASPV were exchanged for  196,249 shares of our common stock at the closing of the transaction, with an additional 3,490,281 shares of our common stock issued in November 2013.

MCC is a public relations and communications agency that promotes emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-

offs to global consumer brands.  The agency promotes high and emerging technology and science companies, as well as professional service organizations - from entrepreneur start-ups and spin-offs to global consumer brands.  MCC utilizes a dedicated team that combines sharp journalistic skills with an acute appreciation of public relations in the wider context of sales and marketing and is well known for its “sleeves rolled up, getting stuck in” approach to delivering valuable column inches and significant return on investment.  MCC is located in the Southampton University Science Park, Southampton, England, UK, alongside many leading technology and science companies.  We believe MCC is at the forefront of setting the information technology and science agenda, breaking stories to broadcasters, national, trade, digital and social media and provides compelling and incisive comment and position clients as leading players in their target markets.

Home Training Initiative Ltd.

On January 8, 2013, we entered into a Share Exchange Agreement with Five5Five PTE Ltd. (“Five5Five”), the sole shareholder of Home Training Initiative Ltd, a United Kingdom company (“HT”) to acquire all of the capital stock of HT in exchange for 2,700,000 shares of our common stock (the “HT Exchange Shares”). HT is an online learning and workforce development provider that offers an innovative and highly scalable range of online and blended learning programs to deliver workforce development training. In addition to its accredited learning programs, HT delivers a spectrum of services for individuals and organizations of all sizes – including job creation and job brokerage, personal and workforce development and online (non-accredited) short courses.  Upon satisfaction of the conditions to closing, HT will operate as our wholly-owned subsidiary.

On May 7, 2013, we entered into an amendment to the agreement with Five5Five PTE Ltd.  Under the terms of the amendment, the parties set forth the conditions that needed to be fulfilled (or waived) by the parties before the transaction could close, which includes providing us with GAAP-compliant financial statements of HT. As of the date of this report, HT has not provided us with these financial statements. We consider these financial statements to be a critical component of our due diligence review and will not proceed with the transaction until we have received, and are satisfied with, HT’s financial statements. Assuming HT provides the requisite financial statements and the other closing conditions are satisfied, we anticipate closing this transaction in the second quarter of 2014.

Social Media Market Overview

We can be classified as a “niche social network” and we operate in the generic “social media” industry. The market in which we operate can be characterized by the following information from ComScore (Industry Report, Jan 2012):

“Over the past few years, social networks have evolved to become an integral part of the online experience, providing the means for users to facilitate offline connections and build new ones online. In the process, social networks have shaped the way we communicate and have even cultivated new social behaviors. Indisputably, the way we keep in touch with friends, find recommendations, and share ideas with others has changed with the advent of social networking.”

The following are three of the key findings from the ComScore report:

1.

Social networking is the most popular online activity worldwide;

2.

In October 2011, 1.2 billion users around the world visited social networking sites, accounting for 17% of the world’s population; and

3.

Nearly 1 in every 5 minutes spent online around the world is now spent on social networking sites, making social networking the most popular content category in engagement worldwide.

According to Global Entrepreneurship Monitor (GEM) (Jan. 19, 2012):  “GEM finds an upsurge in entrepreneurship around the world [with] entrepreneurs… now numbering near 400 million in 54 countries with millions of new hires and job creation expectations in the coming years.”

We believe niche social networks in particular are poised for growth in the coming years as people shift from generic platforms to those where they feel they are connecting with likeminded people sharing a common interest.

Entrepreneurship, our key focus, is one of the biggest common interests in the world today and a growing market exists serving those that start their own business.  According to an independent researcher, Moya K. Mason, 472 million entrepreneurs worldwide attempt on average to start 305 million companies annually. Ultimately approximately 100 million new businesses (or one-third) will effectively open each year around the world.

Our relevant market size is based on entrepreneurs in fast-growing industries that have an affinity with the online world.  Of the 472 million potential entrepreneurs mentioned above - approximately 25% would be considered our target audience, e.g. 120 million members. Of these, we believe we can anticipate reaching and signing up approximately 4%, or 5 million, through 2015.

Competitive Analysis

We are not aware of any direct competitors that combine the niche community for entrepreneurs with the real-time events and access to real resources and funding. There are other companies that do one of these aspects (e.g., only funding sites such as Gust or general social networking such as Facebook) but not combined in the way we do. We started out when social networking was in its infancy. We believe that there are very few companies that have the expertise and in-depth knowledge that we have of the industry as a whole and social media in particular, which expertise has been built over the past four years.

Our business most often gets compared to LinkedIn. LinkedIn does not allow for the typical social networking elements although it seems to be creating them over time.  LinkedIn is focused at professionals that are in full employment with a firm/organization, whereas, we specifically aim at the business owner.  LinkedIn’s revenue is largely derived from recruitment companies and software sold to HR departments.  Our revenue is derived from our members, sponsors and products/services sold to members as well as in future from data-mining and advertising.

Competition is not that easily created - building the volume of members is a significant obstacle to market entry.  A number of communities have started but failed to reach more than 50,000 members, which appears to be the minimum number of members that must be reached in order to achieve for sustainable revenue and business growth. Technology can be built, but the cost to maintain is high given the regular updates needed to keep up with the markets and improvements.

It is possible that social networking entities such as LinkedIn or Facebook could opt to create their own network focused specifically on entrepreneurs.  However, we do not anticipate that these entities will create the “offline” element that we have created through our global events and webinars. Both LinkedIn and Facebook focus primarily on the online aspect, and do not directly facilitate any off-line personal interaction between members - let alone provide real resources to members that they may need for their business.

We plan to continue to build our proprietary platform through acquisitions and organic growth. We also plan to continue to develop a value chain that allows a new entrepreneur to come on as a member,

and gain knowledge and immediate resources such as mentoring, interns, online training and funding through the group of companies. The following is an overview of the competitive landscape.

Direct Competitors

We do not believe we have any direct competitors. However, a number of smaller niche networks exist in the entrepreneurial space with approximately 25,000 to 100,000 members such as WomensLeadershipExchange.com. We view many of these companies as potential acquisition targets.

Indirect Competitors

The following companies could be considered indirect competitors.

XING - “the social network for jobs, business & careers”

• Products/services offered: Premium package includes: See who viewed your profile, advanced search, send private message, Add free member profile, upload documents to your profile.

• Member base: 11.1 million members

• Location(s): Germany

• Members based in: German speaking countries (Germany, Switzerland, Austria - 50% of all members) and Middle East

• Key strengths: Strong home market, profitable.

• Key weaknesses: Strongly focused on Germany (70% new members are German speaking), lack of exposure outside of Europe

LinkedIn

• Products/services offered: Store your Resume

• Location(s): Mountain View, California

• Member base: 161 million members

• Customer segments/geographies served: Global. Members in 200 countries. 61% of LinkedIn Members are located outside the US.

• Products/services offered: Premium Package includes: See who viewed your Profile, Advanced Search,

Send Private Message, Add free member profile, Upload documents to your profile.

• Key strengths: Market Leader in HR services

•Key weaknesses: One core focus i.e. human resources, high degree of exposure to human resources companies for revenue.

Competitive Advantages

We believe we are positioned to show a strong performance in our industry for the following reasons:

•

We believe we are a market leader in the niche for social networks for entrepreneurs whose members are business owners/founders in a network dedicated to their requirements.

•

We are present in 195 countries, although we currently focus on five core territories (US, UK, China, India and the Netherlands).

•

Our management team has invaluable experience as serial entrepreneurs and building multiple businesses, which gives them a unique perspective into their members’ needs and requirements as well as experience in building a large organization on an international basis.

•

Management has experience in setting up and executing a roll-up strategy.

•

Management has been in the social media market since it took off in 2007.

•

We have developed a custom built system that allows us to quickly provide high quality products/services and maintain a great customer experience.

•

Events are a core element of our overall concept and allows both solid member acquisition as well as increasing brand awareness, member loyalty and revenues. Global live streaming events will be added to the product line to expand even further and increase the ability for our members to participate.

•

We believe we have a solid business model that relies on multiple revenue streams.

•

We are highly focused on a unique, globally expanding audience that requires a lot of resources that we can supply.  We believe that many entrepreneurs spend on average $500,000 per year on products and services that enable them to run their businesses. Given our ability to provide economies of scale to individual owners, we can assist in saving members cash.

•

We pride ourselves on providing well above average customer service to our members thus generating a high degree of loyalty and involvement of members to the brand.

•

We have a marketing skill set that enables us to continue to grow virally and attract new members at a low cost.

Technology Platform

Business Network for Entrepreneurs

Our technology platform, Business Network for Entrepreneurs, uses state-of-the-art technologies, such as data engine search and data vector analysis, to broaden the opportunities and to increase success in business relationships. Our data mapping algorithms introduce a new service, a new prospect, a new partner or a new investor to a member when they are ready to begin building this business relationship. Our business maturity modeling facilitates gap analysis for members and recommends pathways to accelerate their business maturity. We recognize technology is there to support human beings and our entire platform is conceived to integrate human interaction with technology to benefit the business relationship.

Business Network for Entrepreneurs is a platform for building high impact business relationships. For example, Business Network for Entrepreneurs’ gap analysis may identify the need for a member to improve his or her business goals.  It will then make recommendations for a well-qualified mentor to mature the member’s skills required to fill this gap.  At the same time the member could seek recommendations for a new business supplier located in a distant city.  Or a member can simply ask for opinions about attending a particular trade show.  Building strong business relationships leads to business success and Business Network for Entrepreneurs is an important tool in achieving those relationships.

On our web portal, members register by completing log-in information and signing up voluntarily for the service (each member therefore has to "opt-in"). Once a profile has been created by the member, a member may to choose to display certain information publically, only to members in a member's network, to all members or hidden completely from all members and external (some such information such as telephone numbers or email addresses are defaulted to “hidden”, whereas information such as a members' business profile's default setting is set to "shown to all" unless changed by the member).

EScore

In September 2013, we released a new functionality called EScore, which allows entrepreneurs to measure their strengths and weaknesses in the following five key areas called vectors: leadership, finance, technology, sales and marketing and social value. We have created a benchmarking guidance tool which allows members to follow clearly defined steps to build up their individual EScore. The overall score gives the member a strong indication of where additional attention might be needed, or where they ought to find a partner with the skills the entrepreneur themselves may lack. Each vector leads to a maximum score of 200, with the five vectors combining to a maximum EScore of 1,000.

Technical Overview

Our technology platform is further defined as:

•

Product Marketing. Our product marketing continually evaluates and improves product concepts and drives a development release cycle to ensure rapid time to value for our service offerings.

•

Architecture. Our platform uses Linux, Apache HTTP Server, MySQL and PHP (LAMP). Open Source code is also used for data search and data analysis.

•

Availability. Our hosting provider is a certified global hosting service that provides networking and hands-on system administration. Alerting and performance management reports and tools are included. The infrastructure is designed and operated as fault tolerant.

•

Performance. Our production infrastructure is scaled and tested to support users in the millions. Significant capacity currently exists to support accelerating growth.

•

Business Continuity. Replications of source code and data is maintained online at a separate facility. Offsite backups for production are completed weekly.

•

Information Security. We meet audit standards for protection of privacy data and for protection of credit card information. A full Information Security Audit is scheduled and will be completed in the first half of 2014.

.

Our Business Network for Entrepreneurs has achieved an important business objective by reaching a subscription base of over a million members. The current technology platform demonstrates the business value technology provides to EFactor.com members; that said, we are extremely excited about our planned next steps.

During 2014, we plan to enhance the business value proposition with significant technology advances. The primary business objective is to provide additional service offerings with associated additional revenue streams bringing in the offerings of each of the acquisitions made or to be made during the course of the next 12-18 months.

Our product marketing team is currently bringing forward the following new service offerings and technology advances:

•

Co-located Workspace.  Entrepreneurs are finding a complete answer to their office needs in the Co-located Workspace industry. We have entered into business arrangements with a number of Co-located Workspaces providers. We are planning to release this as a service offering during the first half of 2014.  We have negotiated incentive offerings to ensure uptake by our members.

•

Funding Game.  Our Funding Game is a continuation of the Funding Request process and will provide even deeper education for the Entrepreneur Member while opening an exciting avenue for our technology platform.  We believe the concept of taking mobile game play and developing applications to enhance the business skills of entrepreneurs is powerful.  Our product marketing team is developing this product while at the same time engaging the assistance of our mobile applications development team.  We plan to bring this service to market during the first half of 2014.

•

Mentoring.  We believe that every business leader requires mentoring and guidance. We have acquired a complete technology stack currently providing high quality business mentoring services. We are porting this technology on to our platform and already have test cases demonstrating the business value. We intend to launch this program in the first half of 2014.

•

Relationship Building.  The Business Network for Entrepreneurs is about building relationships between business people. We expect to release two significant improvements in core platform technology in February 2014. The first improvement relates to data search and matching technology resulting in improving our matching algorithms. The second improvement relates to improved storage of non-structured data files, such as documents, emails, blogs, and audio and video files. We believe both of these will improve our members experience and increase our value proposition.

Government Regulation

We are subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us.

Intellectual Property Rights

We rely on trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technology and enter into confidentiality agreements with our employees and third party developers.  We restrict access to our key proprietary technology to a limited number of our executive officers and managers.  We have not applied for patent protection of our proprietary technology because such applications would require us to publicly disclose these aspects of our technology we wish to remain confidential.  Instead, we have chosen to maintain the technology as trade secrets.  We also own a trademark registration relating to the EFactor name and color trademark in The Netherlands and the European Union.

Research and Development Activities

We have spent approximately $350,000 and $210,000 for the years ended Decembers 31, 2013 and 2012 respectively on website development activities, along with close to $200,000 of employee time in enhancing our website.

We understand that the true value of social media companies is measured in the quantity and quality of the data they collect, analyze and sell to their customers.  A significant criterion in our selection of the companies to be acquired is their contribution to our data value. EQmentor, with its broad and deep collection elements for an entrepreneur’s professional development is a prime example of this strategy. We will not only integrate these data sets into our business network for the entrepreneur but we will build analytic tools on top of our unique data. The primary purpose of these analytic tools will be to measure and quantify the readiness of an entrepreneur to present their business plan to qualified investors.

We intend to take a leading role in analytics about entrepreneurs. We believe our role as a trusted advisor and mentor, our commitment to guarding business information, and our experience in sophisticated data analysis will propel us into a recognized authority on this market space. We firmly believe the entrepreneurial spirit will lead the way into a board range of solutions for the 21st century. And we will play a role by guiding entrepreneurs along the road towards these solutions.

Employees

As of December 31, 2013, we had 18 full-time employees (including two members of management) and eight independent contractors. These figures exclude mentors who work on a part time basis within the EQMentor structure.

We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient number of qualified employees to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS.

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors as well as other information contained herein, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

We have a short operating history in a new, relatively unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a short operating history in a new and unproven market that may not develop as expected. This short operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

•

increase our number of registered members and member engagement;

•

avoid interruptions or disruptions in our service or slower than expected website load times;

•

develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage globally, as well as the deployment of new features and products;

•

responsibly use the data that our members share with us to provide solutions that make our members more successful and productive and that are critical to the hiring and marketing needs of enterprises and entrepreneurial organizations;

•

increase revenue from the solutions we provide;

•

continue to earn and preserve our members’ trust with respect to their entrepreneurial reputation and information;

•

process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

•

successfully compete with other companies that are currently in, or may in the future enter, the online entrepreneurial networking space;

•

hire, integrate and retain world class talent; and

•

successfully expand our business, especially internationally.

If the market for niche online networks for entrepreneurs does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our website is accessible within an acceptable load time.

A key element to our continued growth is our website performance, which is the ability of our visitors (which includes all visitors to our website, regardless of whether or not they are a member), enterprises and entrepreneurial organizations in all geographies to access our website within acceptable load times.   We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of members accessing our website simultaneously, and denial of service or fraud or security attacks.  In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our solutions become more complex and our user traffic increases.  If our website is unavailable when members attempt to access it or does not load as quickly as they expect, members may seek other websites to obtain the information for which they are looking, and may not return to our website as often in the future, or at all.  This would negatively impact our ability to attract members, enterprises and entrepreneurial organizations and increase engagement on our website.  We expect to continually make significant investments to maintain and improve website performance and to enable rapid releases of new features and products.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We are in the process of implementing a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. We currently do not provide a real-time back-up data center, although we do back up all of our data. Accordingly, if our primary data center shuts down, there will be a period of time that the website will remain shut down while the transition to the back-up data center takes place.

Our systems may be vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and similar events. Our U.S. facilities where we currently lease our computer and telecommunications equipment may suffer from storms and hurricanes. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

If our security measures are compromised, or if our website is subject to attacks that degrade or deny the ability of members or customers to access our solutions, members and customers may curtail or stop their use of our solutions.

Our solutions involve the storage and transmission of members’ and customers’ information, some of which may be private. Security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation.  Like all websites, our website is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information.  If the security of our website is compromised and we experience website performance or availability problems, the complete shut-down of our website, or the loss or unauthorized disclosure of confidential information, our members or customers may lose trust and confidence in us, and decrease or terminate the use of our website.  Further, outside parties may attempt to fraudulently induce employees, members or customers to disclose sensitive information in order to gain access to our information or our members’ or customers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.  Any or all of these issues could negatively impact our ability to attract new members and increase engagement by existing members, cause existing members to close their accounts or existing customers to cancel their contracts, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.

We have an immediate need for capital and will need to raise additional capital to operate our business.

As of December 31, 2013, we had a minimal amount of cash on hand and we are presently unable to meet our current operating expenses.  While we intend to raise capital to fund our operations, sources of financing might not be available on favorable terms, if at all.  There is no assurance that we will be able to raise the additional funds needed to fund our business.  If we are not able to raise such sufficient capital, our continued operations will be in significant jeopardy and we may be forced to materially scale back, alter or cease operations, which would lead to a significant decrease in the value of your investment or even the lose the entire amount of your investment.  Moreover, any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on your investment.  In addition, the timing of the growth of our business is also dependant on our abilities to obtain credit facilities such as asset based financing facilities, which may be unavailable to us on favorable terms or at all.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date, we have relied on funding from investors to fund operations, and we have generated limited revenue.  We have limited cash liquidity and capital resources.  Our future capital requirements will depend on many factors, including our ability to develop our intellectual property successfully, our ability to generate positive cash flow from operations, and our ability to obtain financing in the capital markets.  Our business plan requires substantial additional funding beyond our anticipated cash flow from operations. If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

Our core value of putting our members first may conflict with the short-term interests of our business.

One of our core values is to make decisions based on the best interests of our members, which we believe is essential to increasing our member growth rate and engagement. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our members, even though it may negatively impact our operating results in the short term. In addition, this core value may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. This could result in enterprises and organizations blocking access to our website. Our decisions may not result in the long-term benefits that we expect, in which case our member engagement, business and operating results could be harmed.

The number of our registered members is higher than the number of actual members, and a substantial majority of our page views are generated by a minority of our members.

The number of registered members in our network is higher than the number of actual members because some members have multiple registrations, other members have switched email addresses and no longer have access to their earlier addresses, and others may have registered under fictitious names. While we attempt to identify these accounts, we may not be able to accurately identify the number of actual members, and thus we rely on the number of registered members as our measure of the size of our network. Further, a substantial number of our members do not visit our website or our events on a monthly basis.  If the number of our actual members does not meet our expectations or we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect, which will harm our operating and financial results and may cause our stock price to decline.

If it is determined by SEC or any other applicable regulatory authority that we are a broker-dealer, crowd-funding intermediary or financial advisor, and that we are not in compliance with the rules and regulations applicable to broker-dealers, crowd-funding intermediaries and/or financial advisors, we may be subject to civil and/or criminal penalties.

If the SEC determines that we are a broker-dealer, investment adviser or crowd-funding portal, we would need to register with the SEC.  Section 3(a) (4) of the Securities Exchange Act of 1934, as amended, or Exchange Act, states that a “broker” is “any person engaged in the business of effecting transactions in securities for the account of others.”  Such brokers (and dealers) are required to be registered under Section 15(a) (1) of the Exchange Act, which makes it unlawful for “any broker or dealer . . . to effect any transactions in, or to induce or attempt to induce the purchase or sale of, any security . . . unless such broker or dealer is registered.  If the SEC determines that we are an investment advisor, we must register as an investment adviser with the SEC pursuant to the Investment Advisers Act of 1940, or Investment Advisers Act.  Section 202(a)(11) of the Investment Advisers Act defines an investment adviser as any person or firm that (i) for compensation; (ii) is engaged in the business of; (iii) providing advice to others or issuing reports or analyses regarding securities.

Registration requirements for broker-dealers and investment advisers are significant and burdensome.  Broker-dealers must register with the SEC by filing an application on Form BD, become a member of a self-regulatory organization such as the Financial Industry Regulatory Authority, as well as a member of the Securities Investor Protection Corporation.  Furthermore, broker-dealers are required to be licensed in the states where they conduct business as a broker-dealer, and certain individuals employed by broker-dealers must also meet certain qualifications, including passing the Series 7 exam.  In addition, if we are deemed to be an investment advisor and are required to register with the SEC as an investment adviser, we will become subject to the requirements of the Investment Advisers Act.  The Investment Advisers Act requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection.  Requirements and obligations imposed on broker-dealers, investment advisers and crowd-funding intermediaries can be burdensome and costly.  For example, if the SEC determines that we are an “Internet Investment Adviser” and that we use an interactive website to provide investment advice, we would likely have to register as an investment adviser in every state because our entrepreneur members can come from any state, at any time. If it is deemed that we are out of compliance with such rules and regulations, we may be subject to civil and/or criminal penalties.

If any of our members engages in the unregistered sale of securities through the use of our website or otherwise without an exemption from registration under the Securities Act of 1933, our members could be subject to civil and/or criminal liability.  Members that are found to be civilly or criminally liable for the unregistered sale of non-exempt securities could seek to hold us liable.

Our website, and the services offered in connection with our website, is made available by us for educational purposes only, to provide a networking platform for entrepreneurs and to give general information and a general understanding of available financing opportunities.  Although our website and related services are not meant to facilitate, support or negotiate any transactions involving the offer to purchase or sale or the purchase or sale of securities, it is possible that our members, while using our website, will facilitate a transaction involving the unregistered purchase or sale of non-exempt securities. Engaging in an unregistered offer to purchase or sale or the purchase or sale of securities without a valid exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, could result in a member being subject to civil or criminal liability.  A member that is held civilly or criminally liable for the unregistered purchase or sale of non-exempt securities could seek to hold us liable.  Defending against any such actions could be costly to us and may require our management to spend significant time and effort on these matters, which would otherwise be spent overseeing our operations.  Further, should any member be successful in any such action, we could be required to pay a significant sum of damages, which could have a material adverse impact on our operations.

If our members’ profiles are out-of-date, inaccurate or lack the information that members and customers desire, we may not be able to realize the full potential of our network, which could adversely impact the growth of our business.

If our members do not update their information or provide accurate and complete information when they join or do not establish sufficient connections, the value of our network may be negatively impacted because our value proposition as an entrepreneurial network and as a source of accurate and comprehensive data will be weakened. Incomplete or outdated member information would diminish the ability of our matching algorithm to connect members with relevant target peers or audiences and our ability to provide our customers with valuable insights. Therefore, we must add features, products and services that will bring value to our members and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other member data, and we enable our members to share their personal information with each other and with third parties. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other member data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to members or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with members in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to use the data that our members share with us in a responsible manner. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that our members voluntarily share with us.

  Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding data retention, privacy and consumer protection that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their members and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by members. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.   See the discussion included in   “Business - Government Regulation.”

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

We expect our operating results to fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-

year and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•

other social networks struggle to show a steady business model which may adversely affect industry price/earnings ratios;

•

our commitment to putting our members first even if it means forgoing short-term revenue opportunities;

•

the cost of investing in our technology infrastructure may be greater than we anticipate;

•

our ability to increase our member base and member engagement;

•

disruptions or outages in our website availability, actual or perceived breaches of privacy, and compromises of our member data;

•

the entrance of new competitors in our market whether by established companies or the entrance of new companies;

•

changes in our pricing policies or those of our competitors;

•

macroeconomic changes, in particular, deterioration in labor markets, which would adversely impact sales of our content, products and services, or economic growth that does not lead to job growth, for instance increases in productivity;

•

the timing and costs of expanding our field sales organization and delays or inability in achieving expected productivity;

•

our ability to acquire and increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•

the extent to which existing customers renew their agreements with us and the timing and terms of those renewals; and

•

general industry and macroeconomic conditions.

Given our short operating history and the rapidly evolving market of online entrepreneurial networks, our historical operating results may not be useful to you in predicting our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of content, products and services to be weaker in the first quarter of the year due to budgetary cycles and sales of our products and services to be weaker in the third quarter of the year as Internet usage during the summer months generally slows. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in the United States and Europe and around the world raise concerns in markets important to our business. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our hiring and products and services, decreased renewals of existing arrangements and other adverse effects that could harm our operating results.

We expect to face increasing competition in the market for online entrepreneurial networks from social networking sites and Internet search companies, among others, as well as continued competition for customers of our hiring and products and services.

We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online entrepreneurial networks.

Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for hiring and products and services to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Additionally, members of social networks may choose to use, or increase their use of, those networks for entrepreneurial purposes, which may result in those members decreasing or eliminating their use of our website. Companies that currently focus on social networking could also expand their focus to entrepreneurs. We and other companies have historically established alliances and relationships with some of these companies to allow broader exposure to members and access to data on the Internet. We may also, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed. Specifically, we compete for members, enterprises and entrepreneurial organizations as discussed below.

The market for online entrepreneurial networks is new and rapidly evolving. Other companies such as Facebook, Google and LinkedIn could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.

With respect to the products and services solutions we offer our members, we compete with online and offline outlets that generate revenue from similar channels. To the extent competitors are better able to provide cost-effective access to attractive demographics, either through new business models or increased user volume, we may not be successful in increasing our revenue from these acquisitions and products and our business would be harmed.

Finally, other companies that provide content for entrepreneurs could develop more compelling offerings that compete with our premium subscriptions and adversely impact our ability to sell and renew subscriptions to our members.

Our business depends on continued and unimpeded access to our products and services on the Internet by our users and advertisers. If we or our users experience disruptions in Internet service or if Internet service providers are able to block, degrade or charge for access to our products and services, we could incur additional expenses and the loss of users and advertisers.

We depend on the ability of our users and advertisers to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the Internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

Our products and services may contain undetected software errors, which could harm our business and operating results.

Our products and services incorporate complex software and we encourage employees and consultants to quickly develop and help us launch new and innovative features. Our software has contained, and may now or in the future contain, errors, bugs or vulnerabilities. Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages, any of which could adversely affect our business and operating results.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of members, enterprises and entrepreneurial organizations, or our ability to increase their level of engagement.

We have developed a strong brand that we believe has contributed significantly to the success of our business. Our brand is predicated on the idea that individual entrepreneurs will find immense value in building and maintaining their personal and business identities and reputations on our platform. Maintaining, protecting and enhancing the “EFactor” brand is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our website, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

We may not be able to successfully halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that have misappropriated our data in the past or may misappropriate our data in the future.

From time to time, third parties have attempted to misappropriate our data through website scraping, robots or other means and aggregated this data on their websites with data from other companies.  In addition, “copycat” websites have attempted to misappropriate data on our network and attempted to imitate our brand or the functionality of our website. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

Failure to protect or enforce our intellectual property rights could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, domain names and patents as critical to our success. In particular, we must maintain, protect and enhance the “EFactor” brand. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our domain names, trademarks, and service marks in the United States, Europe and in certain other locations. Effective trade secret, copyright, trademark, trade dress, domain name and patent prosecution is expensive to develop and maintain, both in terms of initial and on-going registration requirements and the costs of defending our rights. We are seeking to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filing that is expensive and time-consuming.

Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others.  Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.  We may incur significant costs in enforcing our trademarks against those who attempt to imitate our “EFactor” brand. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed and the market price of our common stock could decline.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could harm our business and operating results.

We are party to lawsuits in the normal course of business.  Litigation is often expensive and disruptive to normal business operations. We may face in the future allegations and lawsuits that we have infringed the intellectual property and other rights of third parties, including patents, privacy, trademarks, copyrights and other rights.  Litigation, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Adverse outcomes may result in significant settlement costs or judgments, require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features.

In addition, we use open source software in our solutions and will use open source software in the future. From time to time, we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which would have a negative effect on our business and operating results.

Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the final outcome of any matter that we currently face will have a material adverse effect on our business. However, there can be no assurance that our expectations will prove correct, and even if these matters are not resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or, resolve them, could harm our business, our operating results, our reputation or the market price of our common stock.

If we do not continue to attract new customers, or if existing customers do not renew their subscriptions, renew on less favorable terms, or fail to purchase additional solutions, we may not achieve our revenue projections, and our operating results would be harmed.

In order to grow our business, we must continually attract new customers, sell additional solutions to existing customers and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts. We do not typically enter into long-term contracts with our customers, and even when we do, they can generally terminate their relationship with us. We have limited historical data with respect to rates of customer renewals, upgrades and expansions, so we may not accurately predict future trends for any of these metrics. Furthermore, unlike traditional software companies, the nature of our products and solutions is such that customers may decide to terminate or not renew their agreements with us without causing significant disruptions to their own businesses.

The rate at which we expand our customer base or increase our customers’ renewal rates may decline or fluctuate because of several factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their hiring or marketing spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our solutions. If we do not attract new customers or if our customers do not renew their agreements for our solutions, renew on less-favorable terms, or do not purchase additional functionality or offerings, our revenue may grow more slowly than expected or decline.

Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value. In particular, our content, products and services customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek, and our premium subscribers will discontinue their subscriptions if they do not find the networking and business opportunities that they value.  We must continue to demonstrate to our customers that using our solutions and products are the most effective and cost-efficient way to maximize their business results. Even if our products and services are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our products and services. If we fail to provide high quality products and convince customers of our value proposition, we may not be able to retain existing customers or attract new customers, which would harm our business and operating results.

Because we recognize most of the revenue from our content, products and services and our premium subscriptions over the term of the agreement, a significant downturn in these businesses may not be immediately reflected in our operating results.

We recognize revenue from sales of our content, products and services and premium subscriptions over the terms of the agreements, which are typically 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.

We depend on world class talent to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain world class talent. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. We may not be able to retain the services of any of our long-term employees or other members of senior management in the future. We do not maintain key person life insurance for any employee.  In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.

Our growth strategy also depends on our ability to expand and retain our organization with world class talent. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources is intense, particularly in the San Francisco Bay area, where our headquarters is located. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

We believe that our culture and acquisitive nature has the potential to be a key contributor to our success.  We expect to continue to hire aggressively as we expand, especially in field sales and internationally. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining our culture of transparency with our employees, it could harm our ability to foster the innovation, creativity and teamwork we believe we need to support our growth.

Many individuals are using devices other than personal computers to access the Internet. If members with these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants, smart phones and handheld tablets or computers has increased dramatically in the past few years and is projected to continue to increase. If we are unable to develop mobile solutions to meet the needs of our members, our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

Enterprises or organizations, including governmental agencies, may restrict access to our website, which could lead to the loss or slowing of growth in our member base or the level of member engagement.

Our solutions depend on the ability of our members to access the Internet and our website. Enterprises or professional organizations, including governmental agencies, could block access to our website or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit listing the employers’ names on their employees’ profiles in order to minimize the risk that employees will be contacted and hired by other employers. For example, the government of the People’s Republic of China previously blocked access to our site in China for a short period of time. We cannot assure you that the Chinese government will not block access to one or more of our features and products or our entire site in China for a longer period of time or permanently. If these entities block or limit access to our website or adopt policies restricting our members from providing us with accurate and up-to-date information, the value of our network could be negatively impacted, which would adversely affect our ability to offer compelling hiring and products and services and subscriptions to our members, enterprises, entrepreneurial organizations and customers.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our member engagement could decline.

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our website, or if our competitors’ optimization efforts are more successful than ours, overall growth in our member base could slow, member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the online entrepreneurial networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of members directed to our website would harm our business and operating results.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that we will continue to depend on relationships with various third parties, including technology and content providers to grow our business. Identifying, negotiating and documenting relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of such expenses being higher and/or the dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable. This has resulted in losses on foreign currency exchange in the past and could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

The intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

The current U.S. administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

There is limited trading volume in our common stock and the market price of our common stock may fluctuate significantly.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products, or enhancements by us or our competitors; general conditions in the U.S. and/or global economies; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers.  Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the OTC Bulletin Board, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the OTC Bulletin Board.  Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are often more volatile, and the risk to investors is often greater.  In addition, OTCBB stocks are often not eligible to be purchased by mutual funds and other institutional investors.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of us in the future.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers.  In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership.  We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of its securities.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 23.4% of our outstanding shares of common stock. Furthermore, our executive officers and directors as a group control approximately 62.3% of the voting rights of our shareholders. As a result, they will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•

variations in our operating results and market conditions specific to social media industry companies;

•

changes in financial estimates or recommendations by securities analysts;

•

announcements of innovations or new products or services by us or our competitors;

•

the emergence of new competitors;

•

operating and market price performance of other companies that investors deem comparable;

•

changes in our board or management;

•

sales or purchases of our common stock by insiders;

•

commencement of, or involvement in, litigation;

•

changes in governmental regulations; and

•

general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on your investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently quoted for trading on the OTC Bulletin Board, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a recognized national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

Our internal financial reporting procedures are still being developed.  We will need to allocate significant resources to meet applicable internal financial reporting standards.

We have adopted disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We are taking steps to develop and adopt appropriate disclosure controls and procedures.

These efforts require significant time and resources.  If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles in the United States and to comply with SEC reporting obligations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that our internal controls and procedures were not effective due to our limited accounting staff. Although we intend to augment our internal control procedures and expand our accounting staff, there is no guarantee that this effort will be adequate. Our failure to achieve and maintain effective internal controls could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Nevada law limits the personal liability of corporate directors and officers and require indemnification under certain circumstances.

Section 78.138(7) of the Nevada Revised Statutes provides that, subject to certain very limited statutory exceptions or unless the articles of incorporation provide for greater individual liability, a director or officer of a Nevada corporation is not individually liable to the corporation or its stockholders for any damages as a result of any act or failure to act in his or her capacity as a director or officer, unless it is proven that the act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and such breach involved intentional misconduct, fraud or a knowing violation of law. We have not included in our articles of incorporation any provision intended to provide for greater liability as contemplated by this statutory provision.

In addition, Section 78.7502(3) of the Nevada Revised Statutes provides that to the extent a director or officer of a Nevada corporation has been successful on the merits or otherwise in the defense of certain actions, suits or proceedings (which may include certain stockholder derivative actions), the corporation shall indemnify such director or officer against expenses (including attorneys’ fees) actually and reasonably incurred by such director or officer in connection therewith.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the recently effected 1-for-40 reverse stock split given the reduced number of shares outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may have increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

 Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the recently effected 1-for-40 reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Provisions of our Articles of Incorporation, bylaws and Nevada corporate law have anti-takeover effects.

Some provisions in our Articles of Incorporation and bylaws could delay or prevent a change in control of us, even if that change might be beneficial to our stockholders.  Our Articles of Incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of our stockholders to nominate directors for election at annual meetings of our stockholders.  In addition, our board of directors has the authority, without further approval of our stockholders, to issue common stock having such rights, preferences and privileges as the board of directors may determine.  Any such issuance of common stock could, under some circumstances, have the effect of delaying or preventing a change in control of us and might adversely affect the rights of holders of common stock.

In addition, we are subject to Nevada statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of us. Anti-takeover provisions in our articles of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Nevada statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed by our stockholders or others as beneficial transactions.

Our Articles of Incorporation authorize our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

Our articles of incorporation provide that our board of directors is authorized to issue from time to time, without further stockholder approval, up to 20,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways that may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We currently lease our office facilities.  Rent expenses totaled $126,770 and $62,724 for the fiscal years 2013 and 2012, respectively which at the time included other facilities located in Pacifica, California and Cornelius, North Carolina. All of our facilities are leased from non-affiliated parties. We consider these properties adequate for our current operational needs.  The table below sets forth information regarding our current facilities:

Location	Expiration of Lease	Approximate Sq. Ft.	Monthly Payment
605 Market Street, Suite 600 San Francisco, California 94105	3/31/14	2,000	$2,600

Southampton Science Park 2 Venture Road Chilworth, Southampton Hampshire SO16 7NP	09/30/14	560	$2,000

ITEM 3.  LEGAL PROCEEDINGS.

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

The above-captioned case seeks damages for breach of contract, violation of wage and hour laws, unjust enrichment, and breach of fiduciary duty related to the alleged treatment of Eric Bobo’s stock and stock options during the merger between EQmentor, Inc. and EFactor. In addition to alleging breach of contract and wage and hour violations relating to purported compensation in the form of stock and stock options, the complaint also alleges that Izzy Justice, the manager and majority shareholder of EQmentor, breached his fiduciary duty by engaging in “self-dealing” and failing to present the transaction between EQmentor and EFactor to a shareholder vote. We believe EFactor is wrongly named in this case, as it was not party to the agreements between Mr. Bobo and Mr. Justice and had not been informed of any such arrangements by Mr. Justice or his counsel during either due diligence or other merger disclosures and discussions and did not owe any fiduciary duty to Mr. Bobo. On or about April 23, 2013, Mr. Bobo, EQmentor, Mr. Justice and the Company entered into a settlement agreement wherein as it relates to the Company, the Company is obligated to pay Mr. Bobo $50,000 (the “Settlement”) before July 1, 2013. On May 1, 2013 Mr. Bobo filed a Notice of Dismissal with the North Carolina Business Court dismissing all of his claims in the case against EFactor without prejudice. Previously, on July 19th and August 22nd the Company made a $15,000 and $5,000 payment respectively on this outstanding amount, with the understanding that the balance of payments will be completed by December 31, 2013. The final settlement payment was made on January 7, 2014 and the Company has no further obligations regarding this matter. On January 23, 2014 Mr. Bobo dismissed all of his claims against EFactor in this lawsuit with prejudice.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

From December 2007 until November 2013 our common stock had been quoted on the OTC Bulletin Board under the symbol STDR and trading in the common stock was extremely limited. As of November 2013 our common stock has been quoted on the OTC Bulletin Board under the symbol EFCT. The following table sets forth, as adjusted for the reverse stock split of 1-for-40 effective November 4, 2013, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low

January 1, 2012 through March 31, 2012	$2.40	$0.08
April 1, 2012 through June 30, 2012	$2.40	$1.00
July 1, 2012 through September 30, 2012	$1.00	$0.84
October 1, 2012 through December 31, 2012	$0.88	$0.40
January 1, 2013 through March 31, 2013	$12.00	$0.40
April 1, 2013 through June 30, 2013	$6.40	$2.80
July 1, 2013 through September 30, 2013	$4.80	$1.20
October 1, 2013 through December 31, 2013	$3.60	$1.00

The closing price of our common stock as reported on the OTCQB Market Tier of the OTC Markets Group was $1.90 on March 3, 2014.

(b) Holders

As of February 28, 2014, there were approximately 388 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Pacific Stock Transfer Company. 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 Telephone: 702-361-3033.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

   (d) Securities Authorized for Issuance under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2010 Equity Incentive Plan as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	3,827,250	$0.57	-

(1)	1) This equity compensation plan represents The E-Factor Corporation 2010 Stock Option Plan, one of our subsidiaries, and has not been approved by our shareholders.

Recent Sales of Unregistered Securities

On November 13, 2013, we issued an aggregate of 41,172,924 shares of common stock as follows: (i) 12,906,223 shares of common stock were issued in exchange for 2,500,000 shares of our preferred stock, (ii) 19,383,180 of the Additional Shares were issued to the Original Sellers and (iii) 8,883,521 shares of common stock were issued to other shareholders of E-Factor in exchange for their shares. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.  All purchasers of the shares represented and warranted, among other things, that they were non-U.S. persons within the meaning of Regulation S.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis contains forward-looking statements relating to future events, our future financial performance and financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

Overview

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (which we refer to herein as the Exchange Agreement) with The E-Factor Corp., a Delaware corporation (which we refer to herein as EFactor), and certain shareholders of EFactor (such transaction, the “Share Exchange”), pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor (the “Original Sellers”) agreed to transfer to us 6,580,250 shares of common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares of our common stock; (b) 5,000,000 shares of Series A Convertible Preferred Stock; and (c) an additional 22,231,155 shares of our common stock were issued upon the effectiveness of the 1:40 reverse stock split of our common stock (the “Additional Shares”).  The Share Exchange closed on February 11, 2013.   The Company issued the Additional Shares to the Original Sellers in several tranches during the fourth quarter of 2013 and the first quarter of 2014. In addition, during the fourth quarter of 2013 and the first quarter of 2014, the Company issued an additional 16,393,545 shares of our common stock in exchange for an additional 28.9 % of EFactor’s outstanding common stock (for a total ownership of 98.9% of EFactor’s common stock). We expect to issue an additional 456,206 shares of our common stock in the first quarter of 2014 to acquire the remaining 1.1% of EFactor’s outstanding common stock (for a total ownership of 100% of EFactor’s common stock).  The transaction was accounted for as a recapitalization effected by a share exchange, wherein EFactor was considered the acquirer for accounting and financial reporting purposes.

On February 14, 2013, we acquired 100% of MCC International Ltd (“MCC”) in an all-stock transaction.  MCC is a public relations and communications agency based in the United Kingdom that promotes emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-offs to global consumer brands. We offering MCC’s services to our members.

We are now a holding company with all of our operations conducted through EFactor, which primarily consist of owning, operating and administering certain assets related to a social media network, on- and offline content and interests in a subsidiary that conducts business operations such as EQmentor and certain other intellectual property, as more fully discussed herein.

Results of Operations

We are currently monitoring the following items: visitors, unique visitors to the site, page views, pages-per-visit, new visits and bounce rate.  Bounce rate (sometimes confused with exit rate) is an Internet marketing term used in web traffic analysis and represents the percentage of visitors who enter the site and "bounce" (immediately leave the site) rather than continue viewing other pages within the same site.  Having a high bounce rate, that is, a website where visitors typically do not navigate past the website’s entry page, does not always mean that the website does not successfully achieve its objectives. For example, for a website where a business’s objectives can be met without the visitor navigating past the website’s entry page, the bounce rate would not be very useful for measuring conversion success as the business objectives are met when the entry page of the website is visited.  In contrast, on a website such as ours that requires visitors to navigate past the entry page, and deeper into a company’s website, a bounce rate could demonstrate the effectiveness of the website at achieving a company’s objectives.  We believe these items are critical drivers at this stage of our business development.

The tables below set forth this information on a monthly basis for our web site for the years ended December 31, 2013 and 2012:

	Jan-13	Feb-13	Mar-13	Apr-13	May-13	Jun-13
Visits	1,589,924	1,456,186	1,422,937	1,616,024	1,464,232	1,652,522
Unique Visitors	664,304	560,630	809,985	921,019	812,107	932,409
Page views	7,042,860	5,980,918	5,051,689	5,938,697	56,750,292	5,338,941
Pages per Visit	4.43	4.11	3.55	3.67	3.88	3.23
Bounce Rate	21.76%	23.38%	29.50%	21.18%	16.80%	15.39%

	Jul-13	Aug-13	Sep-13	Oct-13	Nov-13	Dec-13
Visits	1,903,120	1,315,746	2,543,257	2,630,964	2,456,405	1,361,987
Unique Visitors	998,008	759,111	1,240,288	1,284,076	1,247,575	1,019,007
Page views	5,867,956	3,863,964	7,865,779	8,115,774	8,689,787	6,343,190
Pages per Visit	3.08	2.94	3.09	3.08	3.54	4.66
Bounce Rate	17.63%	19.30%	27.06%	26.95%	24.50%	38.99%

	Jan-12	Feb-12	Mar-12	Apr-12	May-12	Jun-12
Visits	714,604	702,044	762,512	781,481	749,231	809,343
Unique Visitors	543,133	435,001	452,748	539,922	521,872	494,751
Pageviews	1,340,268	1,997,931	2,009,375	1,837,579	1,754,506	1,672,730
Pages per Visit	1.88	2.85	2.64	2.35	2.34	2.07
Bounce Rate	56.50%	43.57%	45.99%	42.36%	51.05%	61.75%

	Jul-12	Aug-12	Sep-12	Oct-12	Nov-12	Dec-12
Visits	993,024	948,333	1,077,737	1,855,640	1,942,176	1,373,826
Unique Visitors	610,956	438,238	555,579	577,489	581,592	639,624
Pageviews	2,006,588	1,771,913	2,789,866	7,024,900	8,216,676	6,162,088
Pages per Visit	2.02	1.87	2.59	3.79	4.23	4.49
Bounce Rate	69.30%	63.94%	48.01%	23.70%	17.86%	21.86%

Historically, our operating expenses have exceeded our revenues. For our fiscal years ended December 31, 2013 and 2012, we have incurred net losses of $5.9 million and $4.1million, respectively. Our operating expenses consisted primarily of the following:

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

Member Fees —We hold a variety of networking and informational events for its members and sell various membership packages to customers that allow users to have access to premium services via our website. Revenue from member services is recognized ratably over the contractual period, generally from one to 12 months.

Sponsorships —We generate revenues from sponsors in a variety of ways.  Sponsors can gain exposure to our members, either through placement or short write-ups in newsletters, on event invitations or by participating as a sponsor at one of our events where a sponsor may provide access to its products or service (booth/stall) or by being a speaker or panelist at an event that fits in their industry. This revenue is recognized over the specific event timeline, which varies from a single day event or a longer-term promotional event over a series of weeks.

Advisory Services — We promote and make available advisory and consulting services to members for the purpose of support, introduction guidance and general mentoring of members in their pursuit of their entrepreneurial objectives, for which fees are charged.

Public Relations — We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an explicit company identity.

Advertising — Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through the Company’s application (CPA basis). Proceeds from such contracts is recognized over the period in which the advertisements are displayed on the websites

These revenues are recorded when services for the transactions are determined to be concluded, generally as set forth under the terms of the engagement or when the various milestones have been completed after the defined services are performed. Transaction-related expenses, primarily consisting of costs directly associated with the transaction, are deferred and recognized in the same period as the transaction revenue.

Revenue

Our revenue for the twelve month period ended December 31, 2013 was $741,785 compared to $309,607 for the twelve month period ended December 31, 2012.  All of our revenue was derived from member payments, event fees, annual event packages, an increase in mentoring fees associated with the addition of EQmentor, an addition of public relations revenue along with advisory fees, sponsorships and revenue shares with strategic partners.  The increase in revenue is primarily due to having a full year of revenue from EQ Mentor and the acquisition of MCC.

The table below sets forth the amount of revenues we have recognized for the twelve months ended December 31, 2013 and 2012:

	Twelve months ended December 31,

	2013	2012

Member Services	$ 34,656	$ 67,632
Sponsorships	4,397	182,670
Advisory Services	315,989	59,305
Advertising	29,940	-
Public Relations	356,802	-
	$ 741,785	$ 309,607

During the fiscal year ended December 31, 2012 we launched our VIP membership, a premium membership that allows members to get discounts on webinars, events and our library of content (Knowledge). We are contining to add value to the VIP membership and have regular marketing campaigns among our growing member-base to increase the number of VIP members. We see such premium memberships as a potential substantial growth area for revenue. In addition to the VIP premium membership, we intend to launch additional premium memberships (all on a recurring revenue basis) such as ESpace premium membership initiated during the first quarter of 2014 to provide flexible office locations for our members. We believe such premium memberships as a potential substantial growth area for revenue. In addition to the VIP premium membership, we intend to launch additional premium memberships (all on a recurring revenue basis) such an ESpace premium membership initiated during the fourth quarter of 2013 to provide flexible office locations for our members.

We intend to add other premium membership services in the future based on the products and services provided by companies which we acquire.

Our mentoring and advisory fees are derived through EMentoring - our online/offline mentoring service that we plan to extend in the coming year as well as Sponsorships from companies that wish to gain exposure to our membership base.  Sponsorship can be for a specific event or series of events or to gain placement in our newsletters or on the site. We have thus far not fully engaged any "traditional" advertising on our site such as banners or pop-ups. We will add some retargeted advertising in 2014, assuming we receive the additional working capital we require.  We do not intend to have blatant advertising on our site.

Operating Expenses

Our operating expenses increased by $700,222 to $4,835,307 for the twelve month period ended December 31, 2013, from $4,135,085 for the twelve month period ended December 31, 2012. The increase was primarily due to the increase in administrative costs related to the consolidations of EQmentor and MCC International during the first quarter of 2013 and legal and accounting fees incurred for the sundry public reporting filing requirements.

Interest Expense

Interest expense increased to $911,527 for the twelve month period ended December 31, 2013, compared to $297,684 for the twelve month period ended December 31, 2012. In the twelve month period ended December 31, 2013 our interest expense included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $474,047 of common stock issuance costs as an enhancement to the notes. During the twelve month period ended December31, 2013, 26 of these notes totaling $572,510 were converted into equity. We believe we will repay or convert into common stock all remaining outstanding notes subject to our raising further capital and increasing revenues over the course of the next 18 months.

Loss on debt extinguishment

On July 9, 2013, the Company entered into modification agreements on two of its notes. Pursuant to the terms of the notes, the Company issued an additional 3,011 shares of common stock.  As a result of this issuance, the Company recognized a loss on debt extinguishment of $1,026,859 for the twelve months ended December 31, 2013. During 2012 the Company did not incur any modifications which required any loss recognition.

Net loss

Our net loss increased to $5,947,079 for the twelve month period ended December 31, 2013 from $4,111,151 for the twelve month period ending December 31, 2012. The increase in net loss compared to the prior year period is primarily a result of an increase in administrative costs from the acquisition of EQmentor and MCC International and additional public company compliance costs as well as the recognition of the loss on extinguishment of debt as described above. As we grow we need to continue to attract top-notch personnel, this increases our payroll costs to compensate for these additional employees and the use of our equities securities as compensation has helped reduce the demand for cash to secure the employment of key personnel, which increases our operating expenses and consequently our net loss.

Liquidity and Capital Resources

Introduction

During the twelve month period ended December 31, 2013 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of December 31, 2013 was $43,376 and our monthly cash flow burn rate, that now includes EQmentor and MCC International, has increased to approximately $200,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short-term cash needs.  These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $43,376 as of December 31, 2013.  Based on our revenues, cash on hand and current monthly burn rate, around $200,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013 we entered into a revolving line of credit (the “Line of Credit”) with an accredited investor for an amount of up to $750,000.  Under the terms of the Line of Credit, the lender has agreed to advance to us for a period of 24 months ending on July 7, 2015 such amounts as we may request up to $750,000.  All sums advanced will bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum.  Each advance will be due and payable in full 12 months following the day each advance is made.  In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under this line of credit) (the “Capital Raise”), all amounts due and payable under the Line of Credit will become due and payable 14 days after the consummation of such Capital Raise.  In addition to the repayment of each advance, we will issue to the lender a total of 187,500 shares of restricted common stock upon the full draw down of the line. As of December 31, 2013 we issued 118,750 shares of restricted common stock based on the current advances to date and upon the effectiveness of the information statement dated September 20, 2013.  In connection with the Line of Credit, we entered into a security agreement with the lender, whereby we granted to lender, as collateral for our obligations to be performed under the Line of Credit, a first priority security interest in all property held by us.  As of December 31, 2013, we received advances under the line of credit totaling $475,000.  We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the Line of Credit. We believe that once the lender’s extenuating circumstances has been resolved, we will be able to obtain additional advances under the Line of Credit.

We have has been able to satisfy short term needs through the sale of securities to individual accredited investors, over the past year. Even though management has had success in the past in generating funds from these various sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

We expect to expend approximately $300,000 in 2014 in connection with development of our website and the expansion of our business.  In addition, to strengthen our ability to generate higher revenues and profitability we intend to acquire strategically complementary businesses to significantly build our membership base and product/service offerings.  The targeted businesses are either producing cash or sufficiently close to breakeven in order to not increase our burn rate.  Additionally, we are closely monitoring and controlling our expenses.

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

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,586,568 for the twelve months ended December 31, 2013, as compared to $1,725,540 for the twelve months ended December 31, 2012.  For the period in 2013, the net cash used was primarily used to fund our growth such as the additional office space, hiring of new personnel, legal and accounting fees associated with becoming a new public reporting company, the continued development of the website, increasing the number of events and investment in systems associated with running our new webinar series which we commenced in 2012. Net cash used in operating activities consisted primarily of our net loss of $5,947,081 offset by an increase in our current liabilities of $1,190,983 depreciation of $246,603, which was for of our website, stock related expense of $1,195,788, and the loss on debt extinguishment of $1,026,859.

Investments

We had net cash used in investing activities of $330,381 for the twelve months ended December 31, 2013, as compared to $208,748 for the twelve months ended December 31, 2012. In the twelve months ended December 31, 2013 the net cash provided by investing activities related to expenditures associated with building our website and increasing the infrastructure and architecture needed to support the growth in the member base. We expanded our range of servers. In early-2014 we will look to move our entire server set to the cloud which we believe will provide us cost savings.

Financing

Our net cash provided by financing activities of $1,918,700 for the twelve months ended December 31, 2013, as compared to $1,969,899 for the twelve months ended December 31, 2012.  Our financing activities consisted primary of $1,712,300 in proceeds from notes payable and Line of Credit, and $167,002 in proceeds from common stock, offset by $2,713 in repayment of debt. For the same period in 2012, our financing activities consisted of $934,734 developed by proceeds from issuance of common stock, $834,619 in proceeds from notes payable, offset by $4,254 in repayment of debt.

Capital Expenditures

We expect to expend approximately $300,000 in connection with development of our website and the expansion of our business during the next three months. We anticipate these expenditures will be funded by the Company’s operating cash flow along with the proceeds from additional private investments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has no history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the twelve month period ended December 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

EFactor Group Corp.

San Francisco, California

We have audited the accompanying consolidated balance sheets of EFactor Group Corp. and subsidiaries (collectively, the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFactor Group Corp. and subsidiaries as of December 31, 2013 and 2102, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY, LLP

www.malonebailey.com

Houston, Texas

March 7, 2014

EFACTOR GROUP CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2013	2012

CURRENT ASSETS:
Cash	$43,377	$46,870
Accounts receivable, net of allowance for doubtful accounts of $6,318 and $2,097	75,071	20,982
Other current assets	8,878	14,469
Total current assets	127,326	82,321

Property, website and equipment, net of accumulated
depreciation of $1,102,939 and $827,619 for 2013 and 2012, respectively.	461,499	341,674
Goodwill	3,646,994	2,131,516
Deferred financing	347,764	-
TOTAL ASSETS	$4,583,583	$2,555,511

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,085,122	$641,534
Accounts payable - related party	657,806	38,548
Accrued expenses	882,758	213,221
Operating line of credit	1,110,005	625,604
Deferred revenue	71,836	227,044
Current portion of note payable - third parties, net of discount	318,711	101,932
Current portion of convertible note payable - third parties, net of discount	650,762	276,809
Current portion of note payable - related parties, net of discount	285,860	163,675
Total current liabilities	5,062,860	2,288,367
Other Long-term obligations	155,895	-
Non-current portion of convertible note payable - third parties net of discount	13,598	18,544
Total Non-Current Liabilities	169,493	18,544

TOTAL LIABILITIES	$5,232,353	$2,306,911

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 2,500,000 and 5,000,000 issued and outstanding as of December 31, 2013 and
December 31, 2012, respectively.	$2,500	$5,000
Common stock, $0.001 par value, 175,000,000 shares authorized,
59,573,174 and 1,053,751 issued and outstanding as of December 31,
2013 and 2012 respectively.	59,573	1,054
Accumulated other comprehensive income	(5,244)	-
Additional paid-in capital	16,978,361	11,979,427
Accumulated deficit	(17,683,960)	(11,736,880)
Total stockholders' equity (deficit)	(648,770)	248,600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,583,583	$2,555,511

The accompanying notes are an integral part of these audited consolidated financial statements.

EFACTOR GROUP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the twelve months ended
	December 31,
	2013	2012
Net revenues	$741,785	$309,607
Operating expenses
Cost of revenue	219,931	134,211
Sales and marketing	422,138	344,517
General and administrative	3,946,635	3,287,061
Depreciation and amortization	246,603	369,296
Total operating expenses	4,835,307	4,135,085

Loss from operations	(4,093,522)	(3,825,478)
Other income (expense):
Interest expense	(911,527)	(297,684)
Loss on extinguishment of debt	(1,026,859)	-
Other income (expense)	84,829	12,011
Total other income (expense), net	(1,853,557)	(285,673)

Loss before income taxes	(5,947,079)	(4,111,151)
Income tax expense	-	-
Net loss	$(5,947,079)	$(4,111,151)

Other comprehensive loss:
Foreign currency translation	(5,244)	-
Comprehensive loss	$(5,952,323)	$(4,111,151)

Basic and diluted net loss per common share	$(0.15)	$(5.28)

Weighted average shares used in completing
basic and diluted net loss per common share	40,101,081	779,338

The accompanying notes are an integral part of these audited consolidated financial statements.

EFACTOR GROUP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

	Common Stock		Preferred Stock		Comprehensive Loss	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount		Paid in Capital	Deficit	Deficit
Balance, December 31, 2011	672,507	673	5,000,000	5,000		7,393,827	(7,625,730)	(226,230)
Issuance of common stock for cash	83,177	83				934,651		934,734
Issuance of common stock for services	101,304	101				1,123,941		1,124,042
Issuance of common stock for debt	50,734	51				562,879		562,930
Shares issued for debt discount	23,622	24				147,372		147,396
Stock option expense						373,239		373,239
Stock issued for acquisition	122,407	122				1,358,066		1,358,188
Debt discount due to BCF						85,452		85,452
Net loss							(4,111,151)	(4,111,151)
Balance, December 31, 2012	1,053,751	$ 1,054	5,000,000	$5,000		$11,979,427	$(11,736,881)	$ 248,600
Issuance of common stock for cash	10,394	$ 10				$ 166,992		$167,002
Issuance of common stock for debt	612,923	613				531,951		532,564
Shares issued for debt discount	75,425	75				1,050,378		1,050,453
Shares issued for extinguishment of debt	3,011	3				1,014,056		1,014,059
Stock option expense						78,200		78,200
Foreign currency translation					(5,244)			(5,244)
Shares exchanged in merger Standard Drilling	53,466,081	53,467	(2,500,000)	(2,500)		(367,415)		(316,448)
Stock issued for acquisition of MCC	3,686,529	3,686				1,329,649		1,333,335
Issuance of common stock for services	665,060	665				1,195,123		1,195,788
Net loss							(5,947,079)	(5,947,079)
Balance, December 31, 2013	59,573,174	$59,573	2,500,000	2,500	$ (5,244)	$16,978,361	$(17,683,960)	$(648,770)

The accompanying notes are an integral part of these audited consolidated financial statements.

EFACTOR GROUP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,947,079)	$(4,111,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246,603	369,296
Stock option expense	78,200	373,239
Amortization of debt discount	703,293	249,590
Stock compensation expense	1,195,788	1,124,042
Provision for bad debts	4,221	-
Gain on forgiveness of accounts payable	(84,829)	-
Loss on extinguishment of debt	1,026,859	-
Changes in operating assets and liabilities:
Accounts receivables	(9,110)	(433)
Other current assets	8,503	(9,826)
Accounts payable	463,925	298,911
Accounts payable - related party	640,771	19,270
Accrued expenses	248,995	(82,348)
Deferred revenue	(162,708)	43,870
NET CASH USED IN OPERATING ACTIVITIES:	$(1,586,568)	$(1,725,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property, website and equipment	(354,825)	(208,748)
Cash acquired in reverse merger with acquisitions	851	-
Cash acquired from MCC	23,593	-
Net cash used-in investing activities	$(330,381)	$(208,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,712,300	834,619
Proceeds from notes payable - related parties	42,111	204,800
Proceeds from issuance of shares	167,002	934,734
Repayment of notes payable	(2,713)	(4,254)
Net cash provided by financing activities	$1,918,700	$1,969,899

NET EFFECT OF EXCHANGE RATES ON CASH	(5,244)	-

NET INCREASE (DECREASE) IN CASH	(3,493)	35,611

CASH, BEGINNING BALANCE	46,870	11,259
CASH, ENDING BALANCE	$43,377	$46,870

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$144,053	$7,700
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Debt discount due to beneficial conversion feature	$575,454	$232,848
Conversion of Debt	$532,504	562,930
Shares issued for acquisition of EQmentor	$-	$1,358,188
Conversion of preferred shares	$12,906	$-
AP-RP to ST Debt-RP	$21,513	$-
Deferred financing costs	$475,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

EFACTOR GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

The accompanying consolidated audited financial statements of EFactor Group Corp., formerly known as Standard Drilling, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries The E- Factor Corporation and MCC International, all inter-company accounts have been eliminated in consolidation.

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

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (which we refer to herein as the Exchange Agreement) with The E-Factor Corp., a Delaware corporation (which we refer to herein as EFactor), and certain shareholders of EFactor (such transaction, the “Share Exchange”), pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor (the “Original Sellers”) agreed to transfer to us 6,580,250 shares of common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares of our common stock; (b) 5,000,000 shares of Series A Convertible Preferred Stock; and (c) an additional 22,231,155 shares of our common stock were issued upon the effectiveness of the 1:40 reverse stock split of our common stock (the “Additional Shares”).  The Share Exchange closed on February 11, 2013.   The Company issued the Additional Shares to the Original Sellers in several tranches during the fourth quarter of 2013 and the first quarter of 2014. In addition, during the fourth quarter of 2013 and the first quarter of 2014, the Company issued an additional 16,393,545   shares of our common stock in exchange for an additional 28.9 % of E-Factor’s outstanding common stock (for a total ownership of 98.9 % of E-Factor’s common stock). We expect to issue an additional 456,206 shares of our common stock in the first quarter of 2014 to acquire the remaining 1.1% of The E-Factor’s Corporation’s outstanding common stock (for a total ownership of 100% of E-Factor’s common stock).

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

Note 2. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has no history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the twelve month period ended December 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 3. Summary of Significant Accounting Policies

Stock-Based Compensation -  The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for the accounts receivable accounts payable and short term notes are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents. The Company had no cash equivalents at December 31, 2013 or 2012.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at December 31, 2013 and 2012.

Accounts Receivable -- The Company’s accounts receivable arise primarily from the sale of advertising, public relations services and promotional placements on its website and from advisory services. For the year ended December 31, 2013 and 2012, we had six and five major customers respectively making up the full receivable balance. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. Invoices are typically due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized.

Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of depreciable assets, which are generally three to five years.

Website and Software Development Costs - Internal use software development costs are accounted for in accordance with ASC Topic No. 350 which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.   Such costs are amortized on a straight-line basis over the estimated useful life of the related asset of three years.

The Company capitalized website and internal-use software costs of $383,670 and $208,747 for the years ended December 31, 2013 and 2012, respectively. The Company’s capitalized website and internal-use software amortization is included in depreciation and amortization in the Company’s statements of operations, and totaled $262,100 and $369,296 for the years ended December 31, 2013 and 2012, respectively.

Goodwill - In financial reporting goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations

We review goodwill for impairment by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets. There was no impairment charge for the year ended December 31, 2013.

Foreign currency and foreign currency transactions - Balance sheet accounts of MCC International located in United Kingdom are translated from Sterling (GBP) into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in the United Kingdom are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in general and administrative expense — net in the consolidated statements of comprehensive income.

Revenue Recognition   - Revenues are presented net of discounts. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on the Company’s policy for each respective element.

The Company applies judgment with respect to whether it can establish a selling price based on third party evidence. The Company does not have any product offerings that would be considered multiple deliverables; therefore the pricing model is determined based on competitor prices for similar product offerings. When it is unable to establish selling price using this method, the Company determines its best estimate for deliverables by considering multiple factors including, but not limited to, it’s pricing practices, profit margin, prices it charges for similar offerings, sales volume, geographies, market conditions, and the competitive landscape.

The Company generates revenue primarily from sales of the following services:

•

Member Fees —The Company holds a variety of networking and informational events for its members and sells various membership packages to customers that allow users to have access to premium services via the EFactor website. Revenue from member services is recognized ratably over the contractual period, generally from one to 12 months.

•

Sponsorships - The Company generates revenues from Sponsors in a variety of ways. Sponsors can gain exposure to the Company's members, either through placement or short write-ups in newsletters, on event invitations or by participating as a sponsor at one of the Company's Events where a Sponsor may provide access to its products or service (booth/stall) or by being a speaker or panelist at an event that fits in their industry. This revenue is recognized over the specific event timeline, which varies from a single day event or a longer-term promotional event over a series of weeks.

•

Public Relations - We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an explicit company identity.

•

Advertising — Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through the Company’s application (CPA basis). Proceeds from such contracts is recognized over the period in which the advertisements are displayed on the websites.

•

Advisory Services —The Company promotes and makes available advisory and consulting services to members for the purpose of support, introduction guidance and general mentoring of members in their pursuit of their entrepreneurial objectives, for which fees are charged. These revenues are recorded when services for the transactions are determined to be concluded, generally as set forth under the terms of the engagement or when the sundry milestones have been completed after the defined services are performed. Transaction-related expenses, primarily consisting of costs directly associated with the transaction, are deferred and recognized in the same period as the transaction revenue.

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Impairment of Long-lived Assets -- The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During 2013 and 2012, there have been no impairment losses.

Comprehensive Loss -- There are components of comprehensive loss other than net loss that the Company has incurred as it relates to foreign currency, and accordingly the Company now presents a comprehensive income and loss for the periods presented.

Net Loss per Common Share -- Basic net loss per share of common stock excludes dilution and is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. For all periods presented, there are no potentially dilutive securities as the Company only has common stock issued.

Advertising Costs -- Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying statements of operations. The Company incurred advertising costs of $422,139 and $344,517 for the years ended December 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements - The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to require entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. ASU 2013-02 is effective for us in the first quarter of our fiscal year ending after February 28, 2014. We do not believe that this updated standard will have a significant impact on our consolidated financial statements as we currently have few non material transactions that will fall into these standards.

Note 4. Property and Equipment

Property and equipment, net consisted of the following:

	2013	2012

Computer equipment	$29,843	$18,368
Furniture and fixtures	14,369	14,369
Automobiles	38,075	38,075
Capitalized website and internal use software	1,482,151	1,098,481

Total property, web site and computer equipment	1,564,439	1,169,293
Less: accumulated depreciation and amortization	(1,102,939)	(827,619)

Total property, web site and computer equipment, net	$461,499	$341,674

Depreciation and amortization expense on property and equipment was $246,603 and $369,296 for the years ended December 31, 2013 and 2012, respectively.

Note 5. Notes Payable and Line of Credit

Notes payable

During the twelve months ended December 31, 2013 the Company issued thirty-two convertible unsecured short term notes payable to individuals totaling $1,004,410. These notes bear annual interest of 0% - 12%, mature within a period ranging from six (6) months to one (1) year from issuance and are convertible into EFactor common shares at prices ranging from $0.50 to $3 per common share. The Company also issued five unsecured short term notes payable to individuals totaling $223,488. These notes bear annual interest of 12% and mature within a period of six (6) months from issuance. The Company also issued 75,425 common shares with the convertible and unsecured short term notes issued during the twelve months ended December 31, 2013.  The relative fair value of the shares amounting to $361,816 was recognized as a debt discount and amortized over the term of the notes.  The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified as equity. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined the beneficial conversion feature for all convertible notes to be $581,887 which was recognized as a debt discount and amortized over the term of the notes.

During the twelve months ended December 31, 2013, the Company made principal repayments totaling $2,713 and issued 612,923 shares to convert $532,564 of convertible debt.

During the twelve months ended December 31, 2013 the Company recognized $841,362 of interest expense due to the amortization of debt discounts on all convertible and unsecured short term notes.

On September 19, 2013, the Company amended a convertible note dated January 14, 2013 to extend the maturity date to December 31, 2013 and to remove the convertible feature of the note. The Company issued 3,010 common shares as consideration for the amendment, the noteholder has subsequently converted his note in January of 2014. The modification of the convertible note was considered substantial under ASC 470-50 and the rules on debt extinguishment were applied.   Consequently, a loss on extinguishment of debt was recorded for the twelve months ended December 31, 2013 amounting to $1,026,859 in connection with this amendment.

A summary of activity for notes payable during the twelve months ended December 31, 2013 is set forth below:

Balance at December 31, 2012	$ 397,285
Proceeds from convertible notes	1,004,410
Proceeds from notes payable	223,488
Repayments of notes payable	1,876
Conversion of convertible notes to equity	(532,559)
Debt discount on new convertible notes and shares issued with debt	(626,904)
Amortization of debt discount	519,227,
Balance at December 31, 2013	975,900
Less:
Convertible notes payable	(650,762)
Current portion of notes payable – third parties	(318,711)
Non-current portion of notes payable – third parties	$ 13,598

Odom Line of Credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Charles Odom, the lender, in the amount of $750,000.   Pursuant to the Agreement, the lender shall make loans to the Company from time to time commencing on the date of the Agreement and shall continue for a period of twenty four (24) months thereafter ending June 7, 2015.    As of December 31, 2013, the Company has drawn $475,000 from the line leaving a current available balance of $275,000.   As required by the Agreement, the Company also issued 118,750 shares to the lender, proportionate to amounts drawn, which was recognized as deferred financing fees of $475,000 and amortized over the term of the line of credit.  For the twelve months ended December 30, 2013, $127,236 has been amortized into interest expense. All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier.  The line of credit is secured by all of the assets of the Company. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the line of credit.

Wells Fargo - Line of Credit

As part of the acquisition of EQmentor, Inc. the Company obtained an operating line of credit from Wells Fargo, secured by assets of the former majority shareholder of EQmentor, Inc.  The amount of the line of credit is $500,000 with a provision for over-limit drawdowns. The current over-limit drawdown at December 31, 2013 is $135,005. Interest is charged at a rate of 3.5% per annum. We have drawn down $635,005 as of December 31, 2013.

A summary of activity on the line of credit during the twelve months ended December 31, 2013 is set forth below:

Balance at December 31, 2012 Drawdowns from line of credit with Charles Odom Drawdowns from Wells Fargo - line of credit, net	$ 625,604 475,000 9,401 -
Balance at December 31, 2013	$ 1,110,005

Note 6. Other Long-Term Obligation

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

Note 7. Related Parties and Related Party Transactions

Accounts Payable – Related Party

As of December 31, 2013, two of our executive officers, Adrie Reinders, and Marion Freijsen, along with Roeland Reinders, an affiliate of the Company, had unreimbursed expenses and unpaid management fees of $264,265, 176,423 and 15,073, respectively. The remaining balance of $202,045 represents amounts due to our board of directors for board meeting fees, out of pocket expenses and consulting fees.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the twelve months ended December 31, 2013 are set forth below:

Balance at December 31, 2012

Related party notes assumed from the reverse merger

Related party payables converted to notes

Borrowings from related parties

Amortization of debt discount

Repayment of related party notes

Debt discount on shares issued with note

$ 163,675 2,000 21,513 42,110 64,001 (837) (6,602)
Balance at December 31, 2013	$ 285,860

The notes payable-related parties include a $200,000 short-term note obtained from Linge Beleggingen in 2012 including the issuance of 9,012 shares of the Company’s common stock. The discount on this note was fully amortized as of September 30, 2013.  On July 9, 2013 the note agreement was amended modifying certain terms and conditions for which an additional 240,988 shares of common stock were agreed to be issued.  The modification of the note was considered substantial under ASC 470-50 and the rules on debt extinguishment were applied. Consequently, a loss on extinguishment of debt was recorded for the twelve months ended December 31, 2013 amounting to $976,750 in connection with this amendment.

During the twelve months ended December 31, 2013, the Company issued notes to two related parties totaling $42,110 which are subject to annual interest of 12% and have a term of 1 year.   The Company issued 476 common shares in connection with these notes and the related fair value of the shares amounting to $6,602 was recorded as a debt discount and amortized over the term of the notes.

The remaining balance as of December 31, 2013 includes $42,490 of notes payable, $800 and $4,000 advance due to related parties associated with Marion Freijsen and Adrie Reinders, respectively, plus an outstanding advance due to David Rector, the former chief executive officer and sole board member of Standard Drilling, Inc. of $1,162.

Note 8. Commitments and Contingencies

Eric Bobo vs. Izzy Justice, EQmentor and The E-Factor Corp., Superior Court of Mecklenburg County, North Carolina Business Court, Case No. 12 CVS 21548.

The above-captioned case seeks damages for breach of contract, violation of wage and hour laws, unjust enrichment, and breach of fiduciary duty related to the alleged treatment of Eric Bobo’s stock and stock options during the merger between EQmentor, Inc. and EFactor. In addition to alleging breach of contract and wage and hour violations relating to purported compensation in the form of stock and stock options, the complaint also alleges that Izzy Justice, the manager and majority shareholder of EQmentor, breached his fiduciary duty by engaging in “self-dealing” and failing to present the transaction between EQmentor and EFactor to a shareholder vote. We believe EFactor is wrongly named in this case, as it was not party to the agreements between Mr. Bobo and Mr. Justice and had not been informed of any such arrangements by Mr. Justice or his counsel during either due diligence or other merger disclosures and discussions and did not owe any fiduciary duty to Mr. Bobo. On or about April 23, 2013, Mr. Bobo, EQmentor, Mr. Justice and the Company entered into a settlement agreement wherein as it relates to the Company, the Company is obligated to pay Mr. Bobo $50,000 (the “Settlement”) before July 1, 2013. On May 1, 2013 Mr. Bobo filed a Notice of Dismissal with the North Carolina Business Court dismissing all of his claims in the case against EFactor without prejudice. Previously, on July 19th and August 22nd the Company made a $15,000 and $5,000 payment respectively on this outstanding amount, with the understanding that the balance of payments will be completed by December 31, 2013. The final settlement payment was made on January 7, 2014 and the Company has no further obligations regarding this matter. On January 23, 2014 Mr. Bobo dismissed all of his claims against EFactor in this lawsuit with prejudice.

Note 9. Stockholders’ Equity (Deficit)

The Company’s Articles of Incorporation were amended on September 20, 2013 to increase the authorized $0.001 par value common stock from 100,000,000 to 175,000,000 shares, as of December 31,2013 we had 59,573,174 shares of common stock outstanding.

The Company also on September 20, 2013 amended it Articles of Incorporation to increase the authorized $0.001 par value Preferred Stock from 10,000,000 to 20,000,000 shares, there currently are 2,500,000 outstanding. The preferred stock has certain preferences over the common stock holders including the right to vote 25 votes per preferred share.

Common Stock

During the twelve months ended December 31, 2013:

-

the Company issued 10,394 shares of common stock for cash proceeds of $167,002.

-

the Company issued 612,923 shares of common stock to convert 532,564 of convertible debt.

-

the Company issued 75,425 shares of common stock as an enticement to enter into a transaction to lend money to the Company, resulting in a debt discount of $1,050,453.

-

the Company issued 3,011 shares of common stock in connection with the loss on extinguishment of debt totaling $1,014,059.

-

the Company exchanged 53,446,081shares of common stock in the merger of Standard Drilling.

-

the Company issued 3,686,524 shares of common stock for the acquisition of MCC International.

-

The Company issued 665,060 shares of common stock for services with a fair value of $1,195,788.

Employee Stock Options

In September 2011, the Company adopted the 2010 Stock Option Plan pursuant to which stock options to acquire 10,228,844 shares of the Company’s common stock were available for issuance. The Company subsequently reduced the plan by 6,401,303 on November 12, 2012 to 3,827,541 of common stock available for issuance.  Under the Plan, non-statutory stock options and stock purchase rights may be granted to employees and consultants. Incentive stock options may be granted only to employees.

The Company also issued 3,827,541 options to purchase common shares to employees. These options had terms of 4 to 5 years; exercise prices of $0.53 - $0.59, and had vesting dates from immediately to October 1, 2011. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term: 3.25-3.75 years

Expected volatility: 173.31% - 173.49%

Risk free interest rate: 0.85% - 4.16%

Expected dividend yield: 0%

The grant date fair value of the options was determined to be $2,574,788. During the year ended December 31, 2013 and 2012, stock option expense related to the options totaled $78,200 and $373,239, respectively.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding as of December 31, 2011	5,369,959	$ 0.56	3.7
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding as of December 31, 2012	5,369,959	$ 0.56	3.7
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	(1,542,709)	0.53	-
Outstanding as of December 31, 2013	3,827,250	0.57	2.7

During the twelve months ended December 31, 2013, the Company recognized a net benefit of $145,455 due to the forfeiture of options of terminated employees and an expense of $41,165 for stock option expense related to options granted in prior periods for the twelve months ended December 31, 2013.

Note 10. Income Taxes

The Company’s income tax expense for the periods presented in the statements of operations represents minimum California franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2013	2012

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%

Effective income tax rate	0.0%	0.0%

The Company may not be able to utilize the net operating loss carry forwards for its U.S. income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”).  Under section 382, should the Company experience a more than 50% change in its ownership over a 3-year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carry forwards. Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. The Company has not completed the complex analysis required by the IRC to determine if an ownership change has occurred.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:	2013	2012

Deferred tax asset	4,186,483	2,936,449
Valuation allowance	(4,186,483)	(2,936,449)
Net deferred taxes	-	-

At December 31, 2013 and 2012, the Company had net operating loss carry forwards available to offset future taxable income of approximately $12,390,000 and $8,390,000, respectively. These carry forwards will begin to expire in the year ending December 31, 2025. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has not performed a change in ownership analysis since its inception in 2007 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after December 31, 2013, that could result in the expiration of the loss carry forwards before they are utilized.

The nature of the components of the deferred tax asset is entirely attributable to the Net operating loss carry-forwards incurred by the Company less any permanent differences that maybe used in future years to offset future tax liabilities.  We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $4,186,483 on the deferred tax assets relating to these NOL carryforwards.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At December 31, 2013 and 2012, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2007 through 2013 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at December 31, 2013 or 2012. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 11. Basic Loss per Share

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	December 31,
	2013	2012
Net loss	$(5,947,079)	$(4,111,151)
Basic loss per common share	$(0.15)	$(5.28)
Basic weighted average
number of shares outstanding	40,101,081	779,338

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.  Common stock equivalents are excluded from the computation of fully diluted loss per share because they would have been anti-dilutive.  The Company had 3,827,541 and 5,370,246 common stock equivalents outstanding as of December 31, 2013 and 2012, respectively.

Note 12. Acquisition of MCC International

On February 14, 2013, EFactor acquired 100% of MCC International Ltd (“MCC”) for 196,250 shares of its common stock.  An additional 3,490,281 shares of the Company’s common stock was issued after the Company’s 1-for-40 reverse stock split in October 2013.  The fair value of the shares on the acquisition date was $1,333,335.  MCC is a public relations and communications agency, founded in 1988. The agency based in the United Kingdom promotes high and emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-offs to global consumer brands. MCC is expected to be able to be integrated into the Company as an additional service available to our members along with having more visibility to other US based companies.

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

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of February 14, 2013, the purchase price allocation has been solidified for any change in existing, assets and liabilities as the audit date.

The following is the unaudited pro forma information for the twelve months ended December 31, 2013 and 2012 assuming the acquisition of MCC occurred on January 1, 2012:

	2013	2012

Sales	$791,410	$837,047
Operating expenses	4,660,408	4,597,924
Operating loss	(3,918,623)	(3,760,877)
Non-operating expense	1,938,386	345,589

Net loss	$(5,857,009)	$(4,106,466)
Basic and diluted net income per common share	$(0.15)	$(5.27)

Note 13. Subsequent Events

The Company issued twelve percent (12%) convertible promissory notes during January 2014 aggregating $416,389 to four nonaffiliated investors. Two of the promissory notes totaled $197,643 and are convertible into shares of common stock of EFactor at $1.00 per share at the election of the note holder, another is for $205,237 and is convertible into shares of EFactor common stock at $0.50 per share at the election of the note holder. The fourth promissory note is for $13,559 and is convertible into shares of common stock of EFactor at $2.00 per share at the election of the note holder.  In connection with the issuance of the promissory notes, the Company issued an aggregate of 42,673 shares of common stock to the noteholders.

In January and February 2014, $498,418 of convertible notes were converted to approximately 1,573,000 shares of the Company’s common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to our limited accounting staff. We intend to strengthen these internal controls over the next few months by augmenting our accounting staff.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our executive officers and directors as of the date hereof:

Name	Age	Position(s)
Adriaan Reinders	69	President, Chief Executive Officer and Director
Marion Freijsen	51	Chief Operating Officer and Director
James E. Solomon	63	Chief Financial Officer and Director
Thomas Trainer	67	Director
Brian Banmiller	69	Director
John Barbera		69	Director
Mark Stanich		53	Director

Our officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Adriaan Reinders is our co-founder and has served as our Chief Executive Officer since February 2013. He has launched numerous businesses, growing and selling them through all economic cycles. He has created multiple businesses through a roll-up strategy, the largest of which had 1,110 employees and was sold to British Telecom. Mr. Reinders is also the Co-Founder and until 2010 served as an Executive Board Member of OHM Inc., a sales consulting firm serving emerging technology companies. Further, he was a founder and served as the Acting Chief Executive Officer of Supply Chain Solutions B.V., a global business solutions firm specializing in supply chain management and software services for the U.S. pharmaceutical manufacturers and large European retailers. In 1989, Mr. Reinders founded Rijnhaave, a Netherlands information technology company specializing in systems integration, and subsequently executed six acquisitions in the Netherlands and the U.S. before selling the company to Syntegra, a subsidiary of British Telecom. In 1975, Mr. Reinders founded Microlife, a Netherlands information technology firm specializing in customer services and training for mainframe environments. Mr. Reinders’ also serves as a board member of the Kelley School of Business at the University of Indiana and the Executive Chairman of Artilium plc (LON:ARTA) , and previously served as a director of the global IT division of British Telecom. He is also a frequent speaker and a published author with books on entrepreneurial networking and social media. Mr. Reinders holds a degree in Social Geography from the University of Amsterdam.

Marion Freijsen is our co-founder and has served as our Chief Operating Officer since February 2013. She was responsible for and managed the building of the Company’s platform. Ms. Freijsen is also the owner of Elegio BV, a Netherlands company providing business consulting and management expertise in the areas of strategy, vision, finance, international expansion and business development.  In addition, Ms. Freijsen is the founder and the former Chief Executive Officer (CEO) and Executive Board Member of OHM Inc., a sales consulting firm serving emerging technology companies.  Ms. Freijsen co-launched OHM with no outside investment, and in five years established a portfolio of more than 100 clients.   Ms. Freijsen previously served as Vice President (Central Europe) for Currenex Ltd., Commercial Director of Speedport NV, Country Manager (Benelux) for Newsedge Corp., Major Account Manager for ICV Ltd. / S&P Comstock, and Account Manager for Bloomberg Financial Markets.  Ms. Freijsen is the co-author of two books (the most recent published in November 2012 called “The E-Factor: Entrepreneurship in the Social Media Age”). She is a frequent speaker at global conferences in cities such as New York, Boston, San Francisco, London, Amsterdam and Berlin. Ms. Freijsen holds a marketing degree from the Chartered Institute of Marketing in London.

Brian Banmiller is a broadcast journalist, commentator and public speaker. He has a 30-year affiliation with CBS News Radio as a National Business Reporter. He was the Business Editor for KTVU Channel 2 News, Oakland, California, from 1989 to 2005.  For seven years, he served as Executive Producer, Anchor & Chief Correspondent of the national television business news magazine, “On the Money with Brian Banmiller,” and for five years as Managing Editor and Co-Anchor of “Silicon Valley Business”. Prior to joining KTVU, Mr. Banmiller was a Contributing Correspondent for “The Wall Street Journal Report on Television.”  He received a business degree from Villanova University in 1966. He has also served five years in the United States Air Force where he obtained the rank of captain.

John Barbera is a senior executive with over 35 years of experience in the cable TV industry, digital, broadcast television and global media, Mr. Barbera was one of the original team members hired by Ted Turner in 1978 to launch the world’s first commercial satellite network.  During his 16 years with Turner Broadcasting, Mr. Barbera participated in the early development of cable television and helped develop CNN and other Turner networks – eventually rising to President, Turner Broadcasting Sales. Mr. Barbera later served as President, 24/7 Real Media worldwide and COO Europe. He worked for Xinhua Finance in Shanghai from 2004 to 2009.  He continues to advise media companies in the US and Asia.  Mr. Barbera received a BA in English from Allegheny College in 1966.

Mark Stanich is chief marketing officer and president, digital media, of AEPC, American Express’ wholly-owned media company.  AEPC produces such authoritative luxury brands as Travel +

Leisure, Food & Wine, Departures, Executive Travel and Black Ink, in addition to over 30 other consumer products and services in the affluent lifestyle space. As President of digital media, Mr. Stanich leads the company’s existing and emerging digital businesses, including websites, social media platforms, e-newsletters, mobile and tablet applications, e-commerce, and digital partnerships.   As chief marketing officer since 2000, Mr. Stanich directs consumer business strategy, marketing, and product development for the company’s magazines, books, products, and branded affinity services, as well as oversees database management, and American Express Publishing’s international businesses. Prior to joining AEPC, Mr. Stanich worked at Time Warner Inc., where he held positions in various divisions, including strategic planning, consumer marketing, advertising sales and marketing, and product development, and helped spearhead numerous magazine, book, and product launches. Mr. Stanich has served on several industry boards, including his current directorships with the Online Publishers Association and BPA Worldwide.  He is a graduate of the University of California, Berkeley and received his MBA from the Harvard Business School.

James E. Solomon has served as our Chief Financial Officer since February 2013. Mr. Solomon is a Certified Public Accountant (CPA) and has served as a chief financial officer, director and audit committee chairman of several publicly held companies.  Since 2008, Mr. Solomon has been the Chief Financial Officer and a Director of Broadcast International.  From 2001 – 2008, he served as a Director of Nevada Chemicals Company, and from 1990 – 2001, he was a Director of Lifshultz Industries. Mr. Solomon has served as the Audit Committee Chairman for Broadcast International, Nevada Chemicals Company, and Lifshultz Industries, all publicly held companies.

Thomas Trainer is a well-recognized and awarded leader in the business technology field. Throughout the course of his 40-year career, he has assisted companies such Citigroup, PepsiCo, Reebok, Eli Lilly &Company and Joseph E. Seagram to the forefront of their Industries, in his role as their Global Chief Information Officer. In 1996, Mr. Trainer helped found “The Working Council of CIOs of The Advisory Board” and “The Pharmaceutical Research and Manufacturers Association (PHARMA) CIO Forum. He has lectured internationally on business and technology issues, including “The World Congress of Information Technology” in Washington, DC in 1998; and various conferences sponsored by The Economist, Forbes, BusinessWeek, Fortune, and Financial Times. In 2009 he keynoted in Beijing the “Inaugural Sino-American CIO Conference”. Mr. Trainer has also been profiled on CBS TV’s “American Edition” and CNBC’s “Technology Edge” Broadcast programs.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers. However, Roeland Reinders, one of our three co-founders is the adult son of Adriaan Reinders, the Company’s President and Chief Executive Officer. Roeland Reinders is considered an affiliate of the Company

Board Leadership Structure and Independence

Our board of directors believes that Mr. Reinders’ service as both the Chairman of our Board of Directors and our Chief Executive Officer is in the best interest of our company and our stockholders. Mr. Reinders possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing our company and our business and, therefore, is best positioned to develop agendas that ensure that our Board of Directors’ time and attention are focused on the most important matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, and collaborative partners.

Messrs. Trainer, Banmiller, Barbera and Stanich are independent and our Board of Directors believes that the independent directors provide effective oversight of management. Moreover, in addition to feedback provided during the course of meetings of our Board of Directors, the independent directors hold executive sessions. Following an executive session of independent directors, the independent directors’ report back to the full Board of Directors regarding any specific feedback or issues, provide the Chairman with input regarding agenda items for Board of Directors meetings, and coordinate with the Chairman regarding information to be provided to the independent directors in performing their duties. Our Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Certain Relationships and Related Transactions,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Committees

Our Board of Directors maintains separate audit and compensation committees. Whilst we are not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange, we believe it was important to have implemented such committees as early on as possible. If we are successful in listing our common stock on the NYSE MKT or the Nasdaq Capital Market, we would also be required to have, prior to listing, an independent audit committee and compensation committee, in compliance with the requirements for such listing and in compliance with Rule 10A-3 of the Exchange Act.

The Compensation Committee consists of Mr. Trainer as Chairman, Mr. Barbera, and Mr. Solomon. Mr. Trainer and Mr. Barbera are independent committee members. The Audit Committee consists of Mr. Solomon, our Chief Financial Officer, Mr. Trainer and Mr. Stanich. Mr. Trainer and Mr. Barbera are independent committee members and Mr. Trainer is our audit committee financial expert.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees. Upon adoption, our code of ethics will be available on our website. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us, for the fiscal years indicated, by our named executive officers.

	Fiscal			All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Total
Adriaan Reinders (1)	2013	$ 112,500	$ -	$ 32,000	$ 144,500
(President and Chief Executive Officer)	2012	$ 90,000	$ -	$ -	$ 90,000

Marion Freijsen (1)	2013	$ 112,500	$ -	$ 32,000	$ 144,500
(Chief Operating Officer)	2012	$ 90,000	$ -	$ -	$ 90,000

James E. Solomon (1)	2013	$ -	$ -	$ 52,000	$ 52,000
(Chief Financial Officer)	2012	$ -	$ -	$ -	$ -

David S. Rector (2)	2013	$ -	$ -	$ -	$ -
(Former Pres., CEO, CFO, Treasurer and	2012	$ -	$ -	$ -	$ -

 (1) On February 11, 2013, we acquired EFactor in a reverse acquisition transaction and, in connection with that transaction, Mr. Reinders was appointed as our President and Chief Executive Officer, Ms. Freijsen was appointed as our Chief Operating Officer and Secretary and Mr. Solomon was appointed as our Chief Financial Officer and Treasurer. All compensation reflected in the table was derived from EFactor, our now majority-owned subsidiary.

(2) David S. Rector resigned as an executive officer effective February 11, 2013.

Employment Agreements

Adriaan Reinders

Pursuant to the terms of his employment agreement (the “Reinders Agreement”), Mr. Reinders will work for us on a full-time basis and will receive an annual base salary of $225,000.  Mr. Reinders may receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the compensation committee of our board of directors in its sole discretion. In addition, Mr. Reinders will be granted 100,000 restricted stock units and may be granted additional units or options annually, as may be determined by the compensation committee of our board of directors in its sole discretion. The Reinders Agreement will continue until December 31, 2014, and will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Mr. Reinders’s employment is terminated by us for cause or due to his death, Mr. Reinders will be entitled to receive any accrued and unpaid base salary up to the date of termination.  In the event Mr. Reinders is physically or mentally incapacitated or disabled or otherwise unable to discharge his duties for a period of six months, the Reinders Agreement shall terminate upon 90 days written notice.

In the event Mr. Reinders’s employment is terminated by us for any reason other than cause, death or disability, he will be entitled to receive any accrued and unpaid base salary up to the date of termination. In addition, he will be entitled to receive a lump-sum cash payment equal to his (i) base salary and (ii) a bonus equal to 50% of his base salary for the greater of (x) two years following the date of termination and (y) the remainder of the term of the Reinders Agreement. In addition, any issued but unvested options will vest immediately upon such termination. Furthermore, the period of the non-competition provisions in the Reinders Agreement will decrease from two years to one year following termination of his employment.

In the event Mr. Reinders’s employment is terminated by us within six months of a change of control (as defined in the Reinders Agreement), or if Mr. Reinders terminates his employment within six months of a change in control, he will be entitled to receive a lump-sum cash payment equal to his (i) base salary and (ii) a bonus equal to 50% of his base salary for the greater of (x) two years following the date of termination and (y) the remainder of the term of the Reinders Agreement. In addition, any issued but unvested options will vest immediately upon such termination. Furthermore, the period of the non-competition provisions in the Reinders Agreement will decrease from two years to one year following termination of his employment. If our stockholders exchange their shares for stock of any other company, Mr. Reinders will also be entitled to receive an amount equal to the per share price paid to our stockholders less the pre-announcement price of the shares, multiplied by 50,000.

The Reinders Agreement contains customary non-competition provisions that extend to two years (or one year upon the occurrence of the events described above) after termination of Mr. Reinders’ employment with us.  Mr. Reinders also agreed to customary terms regarding confidentiality.

Marion Freijsen

Pursuant to the terms of her employment agreement (the “Freijsen Agreement”), Ms. Freijsen will work for us on a full-time basis and will receive an annual base salary of $225,000.  Ms. Freijsen may receive an annual cash bonus in an amount up to 100% of her base salary, as may be determined by the compensation committee of our board of directors in its sole discretion. In addition, Ms. Freijsen will be granted 100,000 restricted stock units and may be granted additional units or options annually, as may be determined by the compensation committee of our board of directors in its sole discretion. The Freijsen Agreement will continue until December 31, 2014, and will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Ms. Freijsen’s employment is terminated by us for cause or due to her death, Ms. Freijsen will be entitled to receive any accrued and unpaid base salary up to the date of termination.  In the event Ms. Freijsen is physically or mentally incapacitated or disabled or otherwise unable to discharge her duties for a period of six months, the Freijsen Agreement shall terminate upon 90 days written notice.

In the event Ms. Freijsen’s employment is terminated by us for any reason other than cause, death or disability, she will be entitled to receive any accrued and unpaid base salary up to the date of termination. In addition, she will be entitled to receive a lump-sum cash payment equal to her (i) base salary and (ii) a bonus equal to 50% of her base salary for the greater of (x) two years following the date of termination and (y) the remainder of the term of the Freijsen Agreement. In addition, any issued but unvested options will vest immediately upon such termination. Furthermore, the period of the non-competition provisions in the Freijsen Agreement will decrease from two years to one year following termination of her employment.

In the event Ms. Freijsen’s employment is terminated by us within six months of a change of control (as defined in the Freijsen Agreement), or if Ms. Freijsen terminates her employment within six months of a change in control, she will be entitled to receive a lump-sum cash payment equal to her (i) base salary and (ii) a bonus equal to 50% of her base salary for the greater of (x) two years following the date of termination and (y) the remainder of the term of the Freijsen Agreement. In addition, any issued but unvested options will vest immediately upon such termination. Furthermore, the period of the non-competition provisions in the Freijsen Agreement will decrease from two years to one year following termination of her employment. If our stockholders exchange their shares for stock of any other company, Ms. Freijsen will also be entitled to receive an amount equal to the per share price paid to our stockholders less the pre-announcement price of the shares, multiplied by 50,000.

The Freijsen Agreement contains customary non-competition provisions that extend to two years (or one year upon the occurrence of the events described above) after termination of Ms. Freijsen employment with us.  Ms. Freijsen also agreed to customary terms regarding confidentiality.

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2013. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Trainer	-0-	-0-	-0-	-0-	-0-	32,000	32,000

Brian Banmiller	-0-	-0-	-0-	-0-	-0-	10,452	10,452

Mark Stanich	-0-	-0-	-0-	-0-	-0-	10,452	10,452

John Barbera	-0-	-0-	-0-	-0-	-0-	10,452	10,452

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by our named executive officers as of December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Adriaan Reinders	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Marion Freijsen	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

James E. Solomon	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

David S. Rector	1,000,000	1,000,000	-0-	$0.125	6/18/13(1)	-0-	-0-	-0-	-0-

(1)

 These options expired on June 18, 2013 in accordance with the terms of options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Under Rule 13d-3 under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of February 28, 2014, for:

●	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our based solely on Schedule 13D/13G filings with the SEC;
●	each of our officers and directors at such date; and
●	all of our executive officers and directors at such date, as a group.

The percentage ownership information shown in the table is based upon 60,492,158 shares of common stock outstanding as of February 28, 2014. The table also sets forth the total voting percentage our common stock for these beneficial owners.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the business address of each of the individuals is c/o EFactor Group Corp., 605 Market Street, Suite 600, San Francisco, CA 94105.

	Shares Beneficially Owned
			Voting
Name of Beneficial Owner	Shares	Percentage	Percentage
Adriaan Reinders(1)	6,453,111	10.7%	30.7%
Marion Freijsen(2)	6,453,111	10.7%	30.7%
Vinis Vitifera Trust(1)	6,453,111	10.7%	30.7%
Salvia Officinalis Trust (2)	6,453,111	10.7%	30.7%
James E. Solomon	508,137	*	*	*
Thomas Trainer	475,788	*	*	*
Narcissus Trust(3)	6,259,569	10.3%	5.1%

Roeland Reinders (3) Prinsengracht 715 1017 JW Amsterdam The Netherlands	6,259,569	10.3%	5.1%

DASPV PTE LTD (4) Tenby House, Essex Rd. Watford WD174EP United Kingdom	3,686,530	6.1%	3.0%
Brian Banmiller	92,781	*	*
John Barbera	46,082	*	*
Mark Stanich	138,245	*	*

All Officers and Directors as a group (7 persons)	14,167,255	23.4%	62.3%

*Less than 1%

(1)

Mr. Reinders may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Vinis Vitifera Trust.

(2)

Ms. Reinders may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Salvia Officinalis Trust.

(3)

Mr. Reinders may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Narcissus Trust.

       (4) Robert Wildmore is the sole owner of DASPV PTE LTD.

Series A Preferred Stock(1)

Name and Address of Beneficial Owner	Number of Shares		Percent of Total Voting Rights(4)

Adriaan Reinders	1,250,000	(2)	30.7%

Marion Freijsen	1,250,000	(2)	30.7%

James E. Solomon	0		--

Thomas Trainer	0		--

Brian Banmiller	0		--

John Barbera	0		--

Mark Stanich	0		--

All Officers and Directors as a Group (7 persons)	2,500,000	(4)	61.4%

(1) As of February 28, 2014, there were 2,500,000 shares of Series A Convertible Preferred Stock outstanding.

(2) Includes 1,250,000 shares of our Series A Convertible Preferred Stock, able to vote at 25 votes per share, or a total of 31,250,000 additional votes on any matter brought before the holders of our common stock for a vote.

 (3) Calculated based on 60,492,158 shares of common stock outstanding with each share of Series A Preferred Stock having 25 votes per share.  The percentages for Mr. Reinders and Ms. Freijsen are calculated separately for their individual ownership and together for the percentage for all officers and directors together.

(4) The last column reflects the total voting rights of Mr. Reinders and Ms. Freijsen when combining their common stock ownership and Series A Preferred Stock ownership.

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a description of the transactions we have engaged in during the year ended December 31, 2013 and through the date hereof, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

On February 11, 2013, in connection with the Acquisition and Share Exchange Agreement with The E-Factor Corp., we issued Mr. Reinders, in exchange for his shares of The E-Factor Corp., 2,500,000 shares of Series A Convertible Preferred Stock, of which 1,250,000 were converted into 6,453,111 shares of common stock upon the effectiveness of the 1-for-40 reverse stock split of our common stock.

On February 11, 2013, in connection with the Acquisition and Share Exchange Agreement with The E-Factor Corp., we issued Ms. Freijsen, in exchange for her shares of The E-Factor Corp., 2,500,000 shares of Series A Convertible Preferred Stock, of which 1,250,000 were converted into 6,453,111 shares of common stock upon the effectiveness of the 1-for-40 reverse stock split of our common stock.

Director Independence

Our Board of Directors is comprised of 7 members, 4 of which are “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of M&K, CPAs PLLC (“M&K”) served as our independent registered accounting firm in 2012 and 2011. During 2013 and for the 2012 audit we dismissed M&K as our independent registered public accounting firm. The decision to dismiss M&K was approved by our board of directors on February 11, 2013 and we notified M&K of their dismissal on February 12, 2013. On February 11, 2013, we engaged, Malone Bailey, LLP (“Malone Bailey”) to serve as our independent registered public accounting firm for the years ending December 31, 2013 and 2012 respectively.  The following table shows the fees that were billed for the audit and other services provided by Malone Bailey for 2013 and 2012.

	2013	2012
Audit Fees	$64,500	$19,000
Audit-Related Fees	2,000	-
Tax Fees	2,800	-
All Other Fees	-	-
Total	$69,300	$19,000

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

Audit-Related Fees — this category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting services.

Tax Fees — this category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — this category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the Board of Director

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation (1)

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Certificate of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Nevada on October 11, 2013 (3)
3.3	Certificate of Change filed with the Secretary of State of the State of Nevada on October 15, 2013 (4)
3.4	Bylaws (5)
10.1	Acquisition and Share Exchange Agreement by and between the Company and The E-Factor Corp. and Certain of its Shareholders, dated February 1, 2013 (6)
10.2	Sale and Purchase Agreement between The E-Factor Corp. and DASPV, PTE Ltd, dated August 17, 2012, as amended (7)
10.3	Share Exchange Agreement between The E-Factor Corp. and Five5Five PTE Ltd, dated January 8, 2013 (8)
10.4	Agreement and Plan of Merger between The E-Factor Corp. and EQmentor, Inc., dated June 30, 2012, as amended (9)
10.5	Amendment No. 1 to Exchange Agreement between Home Training Initiative Ltd, Five5Five PTE Ltd., The E-Factor Corp. and Standard Drilling, Inc., dated May 7, 2013 (10)
10.6	Employment Agreement between the Company and Adriaan Reinders (11)
10.7	Employment Agreement between the Company and Marion Freijsen (12)
10.8	Share Exchange Agreement (13)
10.9*	The E-Factor Corporation 2010 Stock Option Plan
21.1*	Subsidiaries of registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith

(1)	Incorporated by reference to Exhibit 2 in our Current Report on Form 8-K, filed on July 27, 2006.
(2)	Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K, filed on September 6, 2006.
(3)	Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K, filed on October 18, 2013.
(4)	Incorporated by reference to Exhibit 3.2 in our Current Report on Form 8-K, filed on October 18, 2013.
(5)	Incorporated by reference to Exhibit 3.2 in our Registration Statement on Form SB-2 (File Number 333-75434), filed on December 19, 2001.
(6)	Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on February 14, 2013.
(7)	Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K, filed on February 14, 2013.
(8)	Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K, filed on February 14, 2013.
(9)	Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K, filed on February 14, 2013.
(10)	Incorporated by reference to Exhibit 10.1 in our Registration Statement on Form S-1 (File Number 333-183098), initially filed on May 10, 2013.
(11)	Incorporated by reference to Exhibit 99.1 in our Current Report on Form 8-K, filed on October 18, 2013.
(12)	Incorporated by reference to Exhibit 99.2 in our Current Report on Form 8-K, filed on October 18, 2013.
(13)	Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File Number 333-192574), filed on January 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFACTOR GROUP CORP.

March 7, 2014	By: /s/ Adriaan Reinders
Adriaan Reinders Chief Executive Officer (Principal Executive Officer)

March 7, 2014	By: /s/ James E. Solomon
James E. Solomon Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Adriaan Reinders	Chief Executive Officer	March 7, 2014
Adriaan Reinders	(Principal Executive Officer)

/s/ Marion Freijsen	Chief Operating Officer	March 7, 2014
Marion Freijsen	and Director

/s/ Thomas Trainer	Director	March 7, 2014
Thomas Trainer

/s/ Brian Banmiller	Director	March 7, 2014
Brian Banmiller

/s/ John Barbera	Director	March 7, 2014
John Barbera

/s/ Mark Stanich	Director	March 7, 2014
Mark Stanich

/s/ James E. Solomon	Chief Financial Officer Chief Accounting Officer and Director	March 7, 2014
James E. Solomon	(Principal Financial Officer)