Form 10-Q
period 2014-03-31
EFACTOR GROUP CORP.
filed 2014-05-15
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-51569

EFACTOR GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1598154 (I.R.S. Employer Identification No.)
605 Market Street, Suite 600 San Francisco, California (Address of principal executive offices)	94105 (Zip Code)

(650) 380-8280

Registrant’s telephone number, including area code

Not Applicable

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

As of May 14, 2014, the Company had 62,114,829 shares of common stock, $0.001 par value outstanding.

EFACTOR GROUP CORP.

TABLE OF CONTENTS

           Cautionary Note on Forward-Looking Statements

 2

PART I – FINANCIAL INFORMATION

 3

4

ITEM 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

11

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

17

ITEM 4

Controls and Procedures

17

PART II – OTHER INFORMATION

18

ITEM 1

Legal Proceedings

18

ITEM 1A

Risk Factors

18

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

18

ITEM 3

Defaults Upon Senior Securities

18

ITEM 4

Mine Safety Disclosures

18

ITEM 5

Other Information

18

ITEM 6

Exhibits

19

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

EFACTOR GROUP CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
ASSETS	2014	2013
CURRENT ASSETS:
Cash	$63,900	$43,377
Accounts receivable, net of allowance for doubtful accounts of $6,318 as of March 31, 2014 and December 31, 2013 respectively.	46,063	75,071
Other current assets	27,807	8,878
Total current assets	137,770	127,326

Property, website and equipment, net of accumulated depreciation of
$1,158,577 and $1,102,939 as of March 31, 2014 and December 31, 2013 respectively.	465,711	461,499
Goodwill	3,646,994	3,646,994
Deferred financing costs	278,442	347,764
TOTAL ASSETS	$4,528,917	$4,583,583
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,097,674	$1,085,122
Accounts payable - related parties	593,275	657,806
Accrued expenses	1,028,370	882,758
Operating line of credit	1,110,005	1,110,005
Deferred revenue	67,223	71,836
Current portion of notes payable - third parties, net of discount	226,831	318,711
Convertible notes payable - third parties, net of discount	969,367	650,762
Notes payable - related parties, net of discount	287,036	285,860
Total current liabilities	5,379,781	5,062,860

Other long-term obligation, net of current portion	120,659	155,895
Non-current portion of notes payable - third parties	11,819	13,598
Total non-current liabilities	132,478	169,493

TOTAL LIABILITIES	5,512,259	5,232,353

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
2,500,000 issued and outstanding as of March 31,2014 and December 31, 2013, respectively	2,500	2,500
Common stock, $0.001 par value, 175,000,000 shares authorized,
63,111,840 and 59,573,174 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	63,112	59,573
Accumulated other comprehensive income	(25,223)	(5,244)
Additional paid-in capital	20,570,139	16,978,361
Accumulated deficit	(21,593,870)	(17,683,960)
Total stockholders' equity (deficit)	(983,342)	(648,770)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,528,917	$4,583,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFACTOR GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31,

	2014	2013
Net revenues	$116,545	$188,762

Operating expenses
Cost of revenue	31,206	30,435
Sales and marketing	55,326	105,625
General and administrative	2,286,532	833,039
Depreciation and amortization	55,638	178,395

Total operating expenses	2,428,702	1,147,494

Loss from operations	(2,312,157)	(958,732)
Other income (expense):
Interest expense	(987,935)	(168,386)
Derivative loss	(559,892)	-
Loss on conversion of debt	(49,926)	-
Total other income (expense), net	(1,597,753)	(168,386)

Net loss	$(3,909,910)	$(1,127,118)

Other comprehensive loss:
Loss on foreign exchange	(19,979)	-
Comprehensive loss	$(3,929,889)	$(1,127,118)
Basic and diluted net loss per common share	$(0.06)	$(0.05)

Weighted average common shares outstanding – basic and diluted	62,326,733	23,147,577
Comprehensive loss

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFACTOR GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,909,910)	$(1,127,118)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	55,638	178,395
Stock option expense	33,935	93,310
Loss on conversion of debt	49,926	-
Derivative loss	559,892	-
Amortization of debt discount and deferred financing fees	939,686	83,910
Stock compensation expense	1,355,598	150,000
Changes in operating assets and liabilities:
Accounts receivables	29,008	(90,854)
Other current assets	(18,929)	1,966
Accounts payable	34,397	136,126
Accounts payable - related party	(64,531)	(4,115)
Accrued expenses	154,973	173,402
Deferred revenue	(4,613)	113,438
Net cash used in operating activities	$(784,930)	$(291,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse merger with Standard Drilling	-	851
Cash acquired in acquisition of MCC	-	23,593
Cash paid for acquisition of property, website and equipment	(59,850)	(78,411)
Net cash used in investing activities	$(59,850)	$(53,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	885,282	195,573
Proceeds from issuance of shares	-	127,002
Repayment of notes payable	-	(1,206)
Net cash provided by financing activities	$885,282	$321,369

NET EFFECT OF EXCHANGE RATES ON CASH	(19,979)	4,541

NET INCREASE (DECREASE) IN CASH	20,523	(19,597)

CASH, BEGINNING BALANCE	43,377	46,870

CASH, ENDING BALANCE	$63,900	$27,273

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,392	$26,630
Cash paid for income taxes	$-	$-
Non-cash Financing Activities:
Debt discount due to beneficial conversion feature	$389,674	$45,000
Debt discount due to shares issued with debt	$233,904	$-
Debt discount credited to derivative liability	$267,417	$-
Shares issued for conversion of debt and accrued interest	$677,735	$214,000
Shares issued for settlement of accounts payable	$20,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

EFACTOR GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying consolidated unaudited interim financial statements of EFactor Group Corp. formerly known as Standard Drilling, Inc., (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of  the Company contained in the Company’s Form 10-K filed with the SEC on March 10, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2013 as reported in the Company’s Form 10K have been omitted.

Description of Business

EFactor Group is a holding company with the following operations;

•

EFactor.com provides a full-featured social network for entrepreneurs. EFactor.com provides a platform that enables access to a network of contacts, registration for networking events, advisory consulting, various business tools and a broad range of services and information.

•

EQmentor is an online professional development company organized in 2007 that provides working professionals 24/7 access to a custom-matched mentor, a global cross-industry peer community, and repositories of knowledge to empower high performance in the workplace.

•

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The EFactor Corp., EQmentor and MCC.  Significant intercompany balances and transactions have been eliminated.

Note 2. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has no history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three month period ended March 31, 2014 and 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 3. Notes Payable and Line of Credit

Notes payable

During the three months ended March 31, 2014, the Company issued sixteen convertible unsecured short term notes payable to individuals totaling $885,282. These notes bear annual interest of 12%, mature within a period ranging from two (2) months to ten (10) months from issuance and are convertible into common shares at prices ranging from $0.50 to $2.00 per common share.   The Company issued a total of 224,353 shares with the notes and the relative fair value of the shares amounting to $233,904 was recognized as a debt discount and amortized over the term of the notes.  The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as equity, except for those relating to two convertible notes, as further discussed below. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined that the convertible notes included a beneficial conversion feature amounting to $389,674 which was also recognized as a debt discount and amortized over the term of the notes.

Two of the notes issued during the three months ended March 31, 2014 included reset provisions on the conversion price if certain events occur.  Specifically, the terms of the notes provided that the conversion price of $1.00 will reset to $0.50 if the Company’s securities offering  falls below $1.00 per share or if the securities offering is not completed by February 28, 2014.  This resulted in a derivative liability being recognized at the issuance date amounting to $525,632 with a corresponding charge to debt discount for the full amount of the notes amounting to $267,417 and the balance of $258,215 to derivative loss   On February 28, 2014, the reset provisions in these notes were triggered and the conversion price reset to $0.50 per share.  Consequently, the derivative liability was marked to market on such date and an additional derivative loss of $301,677 was recognized.  The fair value of the derivative liability at the re-measurement date amounting to $827,309 was credited to additional paid in capital.   The derivative liability was valued using the Black-Scholes model using the following assumptions:

	At issuance date	At termination date
Market value of stock on measurement date	$2.25	$1.90
Risk-free interest rate	0.04%	0.05%
Dividend yield	0%	0%
Volatility factor	655%	319%
Term	0.16 years	0.25 years

During the three months ended March 31, 2014, the Company issued 1,477,408 shares to convert $631,358 of convertible debt and $46,377 of accrued interest.  The Company recognized a loss on conversion for the three months ended March 31, 2014 of $49,926.

During the three months ended March 31, 2014 the Company recognized $939,686 of interest expense due to the amortization of debt discounts on all convertible and unsecured short term notes.

A summary of activity for notes payable during the three months ended March 31, 2014 is set forth below:

Balance at December 31, 2013	$ 975,900
Proceeds from convertible notes	885,282
Conversion of convertible notes to equity	(631,358)
Debt discount on new convertible notes and shares issued with debt	(890,995)
Amortization of debt discount	869,188
Balance at March 31, 2014	1,208,017
Less:
Convertible notes payable	(969,367)
Current portion of notes payable – third parties	(226,831)
Non-current portion of notes payable – third parties	$ 11,819

Odom Line of Credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Charles Odom, the lender, in the amount of $750,000.   Pursuant to the Agreement, the lender shall make loans to the Company from time to time commencing on the date of the Agreement and shall continue for a period of twenty four (24) months thereafter ending June 7, 2015.    As of March 31, 2014, the Company has drawn $475,000 from the line leaving a current available balance of $275,000. There was no activity on the Odom line of credit during the three months ended March 31, 2014.  As required by the Agreement, the Company also issued 118,750 shares to the lender, proportionate to amounts drawn, which was recognized as deferred financing fees of $475,000 and amortized over the term of the line of credit.  For the three months ended March 31, 2014, $69,322 was amortized into interest expense.  As of March 31, 2014, $196,558 has been amortized into interest expense. All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier.  The line of credit is secured by all of the assets of the Company. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the line of credit.

Wells Fargo - Line of Credit

As part of the acquisition of EQmentor, Inc. the Company obtained an operating line of credit from Wells Fargo, secured by assets of the former majority shareholder of EQmentor, Inc.  The amount of the line of credit is $500,000 with a provision for over-limit drawdowns. The current over-limit drawdown at March 31, 2014 is $135,005. Interest is charged at a rate of 3.5% per annum. We have drawn down $635,005 as of March 31, 2014. There was no activity on the line of credit during the three months ended March 31, 2014.

Note 4. Other long-term obligation

In connection with the acquisition of MCC, the Company acquired a long term liability related to a previous recapitalization of MCC. Specifically, MCC entered into an arrangement with its creditors during 2010, in what is referred as a “Company Voluntary Arrangement” (“CVA”), in order to protect MCC from any creditor action.  In connection with the arrangement, the Company is required to make monthly fixed payments to a trustee of $2,275 (£1,500 GBP).These payments are scheduled to end in February 2019.

Note 5. Related Parties and Related Party Transactions

Accounts Payable – Related Parties

As of March 31, 2014, two of our executive officers, Adriaan Reinders, and Marion Freijsen had unreimbursed expenses and unpaid management fees of $257,932 and 197,594, respectively. The remaining balance of $137,749 represents amounts due to members of our board of directors for board meeting fees, out of pocket expenses and consulting fees.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the three months ended March 31, 2014 are set forth below:

Balance at December 31, 2013 Amortization of debt discount	$ 285,860 1,176
Balance at March 31, 2014	$ 287,036

Note 6.

Stockholders’ Equity

Common Stock

During the three months ended March 31, 2014:

-

the Company issued 1,477,408 shares of common stock to convert $631,358 of convertible debt and $46,377 of accrued interest.

-

the Company issued 224,353 shares of common stock in connection with the convertible notes resulting in a debt discount of $233,904

-

the Company issued 795,121 shares of common stock for services with a fair value of $1,355,598.

-

The Company issued 10,000 shares of common stock as payment of $20,000 of accounts payable.

Stock Options

During the three months ended March 31, 2014, the Company recognized $33,935 of stock option expense related to options granted in prior periods.

Note 7.

Subsequent Events

In April 2014, the Company issued three twelve percent (12%) promissory notes aggregating $194,000 to three nonaffiliated investors. One of the promissory notes for $50,000 is convertible to shares of common stock of the Company at $0.50 per share at the election of the noteholder.  In connection with the issuance of the $50,000 promissory note, the Company issued 30,000 shares of common stock to the noteholder.   The remaining notes mature 180 days from the issuance date.   The Company also issued 288,000 shares with the notes, of which 237,067 will be returned to the Company if the note is paid in full on the maturity date.

On May 8, 2014, the Company entered into a placement agent agreement with Monarch Bay Securities, LLC (“Monarch Bay”) pursuant to which Monarch Bay agreed to act as the Company’s exclusive placement agent and use its commercially reasonable best efforts to arrange for the sale of up to an aggregate of 8.0 million shares of the Company’s common stock, at a price of $0.75 per share.  There is no minimum offering amount required as a condition to closing of the offering. The Company has agreed to pay Monarch Bay a cash fee up to 8.0% of the gross proceeds received by investors who purchase shares in the offering. The Company will also issue to Monarch Bay warrants to purchase the number of shares of common stock equal to 8.0% of the aggregate number of shares of common stock sold in the offering at an exercise price of $0.825 per share. In addition, the Company has agreed to reimburse Monarch Bay for its expenses in connection with the offering, up to an aggregate of $120,000.

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

Overview

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (which we refer to as the Exchange Agreement) with EFactor, a Delaware corporation, and certain shareholders of EFactor (which we refer to as the Share Exchange), pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor (the “Original Sellers”) agreed to transfer to us 6,580,250 shares of common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares of our common stock; (b) 5,000,000 shares of Series A Convertible Preferred Stock; and (c) an additional 22,231,155 shares of our common stock upon the effectiveness of the 1:40 reverse stock split of our common stock (the “Additional Shares”).  The Share Exchange closed on February 11, 2013.   The Company issued the Additional Shares to the Original Sellers in several tranches during the fourth quarter of 2013 and the first quarter of 2014. In addition, during the fourth quarter of 2013 and the first quarter of 2014, the Company issued an additional 16,448,841 shares of our common stock in exchange for an additional 29.0% of EFactor’s outstanding common stock (for a total ownership of 99.0% of EFactor’s common stock). We expect to issue an additional 400,910 shares of our common stock in the second quarter of 2014 to acquire the remaining 1.0% of EFactor’s outstanding common stock (for a total ownership of 100% of EFactor’s common stock).

As a result of the Share Exchange, EFactor became our majority-owned subsidiary.  We are now a holding company where currently the majority of our operations are conducted through our EFactor.com website. The Company also owns, operates and administers certain assets related to distributing online and offline content and has interests in a subsidiary that conducts business operations such as EQmentor, our public relations firm, MCC International and certain other intellectual property as more fully discussed herein.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues. For our two most recent fiscal years ending December 31, 2013 and 2012, we have incurred net losses of $5.9 million and $4.1 million, respectively. As in the prior fiscal years, for the three-month period ended March 31, 2014 we incurred a net loss of $3,909,910, and our operating expenses consisted primarily of the following:

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

The Company generates revenue primarily from sales of the following services:

•

Member Fees — The Company hosts a variety of events worldwide which consist of both networking and informational piece solely for its members. In addition the Company sells various membership packages and products to its members that provides them access to premium services via the EFactor.com website. Revenue from member services is recognized ratably over the contractual period, generally from one to twelve months.

•

Sponsorships  — The Company generates revenues from Sponsors in a variety of ways. Sponsors may be provided with exposure to the Company's members, either through placement or short write-ups in newsletters, on event invitations or by participating as an Event Sponsor at one of the Company's events where a Sponsor may provide access to its products or service (booth/stall) or by being a speaker or panelist at an event that fits in their industry. This revenue is recognized over the specific event timeline, which varies from a single day event or a longer-term promotional event over a series of weeks.

•

Public Relations  —  We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an explicit company identity.

•

Advertising — Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through the Company’s application (CPA basis) this constitutes derived revenue for the Company. Proceeds from such arrangements are recognized over the period in which the advertisements are displayed on the websites.

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

These revenues are recorded when services for the transactions are determined to be concluded, generally as set forth under the terms of the engagement or when the sundry milestones have been completed after the defined services are performed. Transaction-related expenses, primarily consisting of costs directly associated with the transaction, are deferred and recognized in the same period as the transaction revenue. Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue

Goodwill

Goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations

We review goodwill for impairment by performing a two-step goodwill impairment test. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets. There was no impairment charge for the period ended March 31, 2014.

Stock-Based Compensation

We record stock-based compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to estimate the fair value of the stock option grants. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about variables used in the calculation, including the fair value of our common stock, the expected term (the period of time the options granted are expected to be outstanding), the volatility of our stock, a risk-free interest rate, and dividends. We use the simplified calculation of expected term described in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility based on an average of the historical volatilities of similar companies, as we do not have a history of a publicly traded stock price. The risk-free interest rate for the expected term of the options will be based on the U.S. Treasury yield curve in effect at the time of the grant

Foreign currency and foreign currency transactions

 Balance sheet accounts of MCC International located in United Kingdom are translated from Sterling (GBP) into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in the United Kingdom are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in general and administrative expense — net in the consolidated statements of comprehensive income

Comprehensive Loss

There are components of comprehensive loss other than net loss that the Company has incurred as it relates to foreign currency, and accordingly the Company now presents a comprehensive income and loss for the periods presented.

Results of Operations

Results of Operations for the Three Months ended March 31, 2014 compared to the Three months ended March 31, 2013

Revenue

Our revenue from the three month period ended March 31, 2014 was $116,545 compared to $188,762 for the three month period ended March 31, 2013.  All of our revenue was derived from member payments, event fees, annual event packages, public relations and advertising revenue along with advisory fees, sponsorships and revenue shares with strategic partners.  This decrease of approximately $72,000 in revenue is primarily attributable to a decrease in revenue from mentoring fees as a result of our transition in April 2014 to a new website with improved technology.   The increase in public relations is attributable to reporting for a full three months of activity from subsidiary MCC International which we acquired in February 2013.

The table below sets forth the amount of revenues we have recognized for the three months ended March 31, 2014 and 2013:

	three months ended March 31,
	2014	2013
Member Services	$ 11,130	$ 10,005
Advertising	11,879	-
Advisory Services	1,437	136,562
Public Relations	92,099	42,195
Total	$ 116,545	$ 188,762

During 2014 we continued to add value to the VIP membership, a premium membership that allows members to get discounts on webinars, events and our library of content (Knowledge) and have marketing campaigns on a regular basis amongst our growing member-base to increase the number of VIP members. We see such premium memberships as a potential substantial growth area for revenue. In addition to the VIP premium membership, we introduced our EScore system during the fourth quarter of 2013 and made ongoing improvements to its underlying technology in the first quarter of 2014. The EScore system is a unique benchmarking system that allows Entrepreneurs to measure their strengths and weaknesses in five areas: Finance, Technology, Leadership, Sales & Marketing and Social Value. Once started, it provides guidance to the Entrepreneur and gives them actions and questions to further their skills and/or match them to other members that may fill a gap in their expertise and knowledge. EScore will enable the Company to bring additional products and services to a member’s attention at the time they are working on that specific area. We intend to add other premium membership services going forward based on products and services our group companies can offer specifically to our membership in the coming year.

Our mentoring and advisory fees are derived through EMentoring which we are now offering to our members directly in the coming year.  In addition the Company has obtained Event Sponsors for specific events as well as Sponsorships from companies that wish to gain exposure to our membership base. We will continue to add some retargeted advertising in 2014, assuming we receive the additional working capital we require.

Beginning in the first quarter of 2014 the Company expanded its third party services and products offering to its members. The key attribute to be a third party provider is to have a product or service offering that can provide a direct benefit to our entrepreneurial membership base. Consideration for the Company’s negotiation activities for these group discounts to our membership requires these third party providers to remit a portion of their proceeds to the Company.   The Company recognizes only the cash received from these third party providers as revenues in the month received.

Operating Expenses

Our operating expenses increased by $1,281,208 to $2,428,702 for the three month period ended March 31, 2014, from $1,147,494 for the three month period ended March 31, 2013. These increases were primarily due to the increase in stock based compensation to $1,355,598 in 2014 and an increase of approximately $70,000 for legal, accounting and other filing expenditures in 2014 related to our common stock offering.

Interest Expense

Interest expense increased to $987,935 for the three month period ended March 31, 2014, compared to $168,386 for the three month period ended March 31, 2013.  In the three month period ended March 31, 2014 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $939,686 for the amortization of share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to the raising further capital and increasing revenues over the course of the next 18 months.

Derivative Loss and Loss on Conversion of Debt

The Company incurred a loss from derivative transactions during the first quarter of 2014 of $559,892, as two of our convertible notes payable had reset provision based on certain capital events which did not transpire. This is discussed more fully in Note 3 of the Company’s financial statements. There was no derivative activity in 2013.

In connection with the satisfaction of one of our notes and the conversion of the note into shares of our common stock the fair market value of the shares issued was approximately $62,000 at the time of conversion, this was approximately $49,926 in excess of the carrying value of this debt instrument, and therefore we recorded a charge during the first quarter of 2014 for loss on conversion of debt for this amount.

Net loss

Our net loss increased to $3,909,910 from $1,127,118, for the three month period ended March 31, 2014 compared to March 31, 2013. The increase in net loss compared to the prior year period is primarily a result of an increase in stock based compensation and amortization of debt discount associated with share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans, as described above. As we grow we need to continue to attract top-notch personnel, this increases our payroll costs to compensate for these additional employees and the use of our equities securities as compensation has helped reduce the demand for cash to secure the employment of key personnel, which increases our operating expenses and consequently our net loss.

Liquidity and Capital Resources

Introduction

During the three month period ended March 31, 2014 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2014 was $63,900 and our monthly cash flow burn rate, that now includes EQmentor and MCC International, has increased to approximately $200,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short-term cash needs.  These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $63,900 as of March 31, 2014.  Based on our revenues, cash on hand and current monthly burn rate, around $200,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013 we entered into a revolving line of credit (the “Line of Credit”) with an accredited investor for an amount of up to $750,000.  Under the terms of the Line of Credit, the lender has agreed to advance to us for a period of 24 months ending on July 7, 2015 such amounts as we may request up to $750,000.  All sums advanced will bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum.  Each advance will be due and payable in full 12 months following the day each advance is made.  In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under this line of credit) (the “Capital Raise”), all amounts due and payable under Line of Credit will become due and payable 14 days after the consummation of such Capital Raise.  In addition to the repayment of each advance, we shall issue to the lender a total of 187,500 shares of restricted common stock upon the full draw down of the line. As of March 31, 2014 there was issued 118,750 shares of restricted common stock based on the current advances to date. The number of Restricted Shares issued will be pro-rated according to the amount of the advance.  In connection with the Line of Credit, we entered into a security agreement (the “Security Agreement”) with the lender, whereby we granted to lender, as collateral for our obligations to be performed under the Line of Credit, a first priority security interest in all property held by us.  As of March 31, 2014, we received advances under the line of credit totaling $475,000. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the Line of Credit. We believe that once the lender’s extenuating circumstances has been resolved, we will be able to obtain additional advances under the Line of Credit.

On November 7, 2007, EQmentor obtained a line of credit from Wells Fargo. The amount of the line of credit is $500,000 with a provision for over-limit drawdowns. The line of credit has a fifteen year term and interest on the line of credit accrues at 3.5% per annum. The line of credit is secured by certain assets, including the personal residence of the former majority shareholder of EQmentor, Inc. As of at March 31, 2014, the current over-limit drawdown for the line of credit was $135,005. We have drawn down approximately $635,000 from the line of credit as of March 31, 2014, which is the maximum amount that can be drawn down from this facility.

The Company has been able to satisfy short term needs through the sale of securities to individual accredited investors, over the past year. Even though management has had success in the past in generating funds from these sundry sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

We expect to expend approximately $300,000 over the course of 2014 in connection with development EScore and our website overall and the expansion of our business.  In addition, to strengthen our ability to generate higher revenues and profitability we intend to acquire strategically complementary businesses to significantly build our membership base and product/service offerings.  The targeted businesses are either producing cash or sufficiently close to breakeven in order to not increase our burn rate.  Additionally, we are closely monitoring and controlling our expenses.

To enhance our long term objectives for growth and profitability we have recently entered into a placement agent agreement with Monarch Bay Securities, LLC to raise gross proceeds of $6,000,000 through a best-efforts registered offering our common stock. We expect to complete this offering by May 31, 2014.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $784,930 for the three months ended March 31, 2014, as compared to $291,540 for the three months ended March 31, 2013.  For the period in 2014, the net cash used consisted primarily of our net loss of $3,909,910 offset by amortization of debt discount of $939,686, depreciation of $55,638, which was for of our website, and stock related expense of $1,355,598.

Investments

We had net cash used in investing activities of $59,850 for the three months ended March 31, 2014, as compared to $53,967 for the three months ended March 31, 2013. In the three months ended March 31, 2014 the net cash provided by investing activities related to expenditures associated with building our website and increasing in the infrastructure and architecture needed to support the growth in the member base. We expanded our range of servers. During 2014 we will look to move our entire server set to the cloud which we believe will provide a cost saving per month.

Financing

Our net cash provided by financing activities of $885,282 for the three months ended March 31, 2014, as compared to $321,369 for the three months ended March 31, 2013.  For the period in 2014, our financing activities consisted solely of $885,282 in proceeds from notes payable. For the same period in 2013, our financing activities consisted of $195,573 in proceeds from notes payable, $127,002 in proceeds from common stock offset by $1,206 in repayment of debt.

Capital Expenditures

We expect to expend approximately $100,000 in connection with development of our website and the expansion of our business during the next three months. We anticipate these expenditures will be funded by the Company’s operating cash flow along with the proceeds from additional private investments.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because our business is new and has no history and we have relatively few sales, no certainty of continuation can be stated. Our financial statements for the three months ended March 31, 2014, and the twelve months ended December 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have suffered losses from operations and have a working capital deficit, which raises substantial doubt about our ability to continue as a going concern. Management is taking steps to raise additional funds to address our operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, our ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances that we will receive the necessary funding or generate revenue necessary to fund operations. Our financial statements contain no adjustments for the outcome of this uncertainty.

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued 1,477,408 shares of common stock to fifteen non-affiliate investors in connection with the sundry promissory notes that were entered into during the quarter.  These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations.

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

EFactor Group Corp.

Dated: May 14, 2014		/s/ Adriaan Reinders
	By:	Adriaan Reinders
	Its:	Chief Executive Officer

20