Form 10-Q
period 2014-06-30
EFACTOR GROUP CORP.
filed 2014-08-14
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-51569

EFACTOR GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	84-1598154
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

605 Market Street, Suite 600
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of August 11, 2014, the Company had 64,768,471 shares of common stock, $0.001 par value outstanding.

EFACTOR GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$126,326	$43,377
Accounts receivable, net of allowance for doubtful accounts of $6,318	80,334	75,071
Notes receivable	150,250	-
Other current assets	8,986	8,878
Total current assets	365,896	127,326

Property, website and equipment, net of accumulated
depreciation of $1,293,676 and $1,102,939	474,817	461,499
Goodwill	3,646,994	3,646,994
Deferred Financing Costs	219,594	347,764
TOTAL ASSETS	$4,707,301	$4,583,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,461,498	$1,085,122
Accounts payable - related party	735,709	657,806
Accrued expenses	946,672	882,758
Operating line of Credit	1,110,005	1,110,005
Deferred revenue	68,730	71,836
Current portion of note payable - third parties, net of discount	277,131	318,711
Current portion of convertible note payable - third parties, net of discount	1,221,442	650,762
Current portion of note payable - related parties, net of discount	288,678	285,860
Total current liabilities	6,109,865	5,062,860

Other Long-term obligations	116,587	155,895
Non-current portion of convertible note payable - third parties net of discount	10,294	13,598
Total Non-Current Liabilities	126,881	169,493

TOTAL LIABILITIES	6,236,746	5,232,353

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 2,500,000 issued and outstanding as of June 30, 2014 and December 31, 2013 respectively.	$2,500	$2,500
Common stock, $0.001 par value, 175,000,000 shares authorized, 64,556,120 and 59,573,174 issued and outstanding at June 30, 2014 and December 31, 2013 respectively.	64,556	59,573
Accumulated other comprehensive income	(29,943)	(5,244)
Additional paid-in capital	21,455,815	16,978,361
Accumulated deficit	(23,022,373)	(17,683,960)
Total stockholders' deficit	(1,529,445)	(648,770)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,707,301	$4,583,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenues	$148,586	$228,175	$265,131	$416,937

Operating expenses
Cost of revenue	46,549	27,921	77,755	58,356
Sales and marketing	64,081	62,883	119,407	168,508
General and administrative	882,988	991,361	3,169,520	1,824,400
Depreciation and amortization	59,228	2,693	114,866	181,088
(Gain) loss on forgiveness/settlement of liabilities	32,778	(84,829)	32,778	(84,829)
Total operating expenses	1,085,624	1,000,029	3,514,326	2,147,523

Loss from operations	(937,038)	(771,854)	(3,249,195)	(1,730,586)

Other income (expense):
Interest expense	(475,215)	(141,011)	(1,463,149)	(309,397)
Loss on conversion of debt	-		(49,926)
Derivative loss	(16,250)	-	(576,143)	-
Other income (expense)	-	-	-	-
Total other income (expense), net	(491,465)	(141,011)	(2,089,218)	(309,397)

Net loss	$(1,428,503)	$(912,865)	$(5,338,413)	$(2,039,983)

Other comprehensive gain (loss):
Gain (loss) on foreign exhange	(4,720)	4,590	(24,699)	9,131

Comprehensive gain (loss)	$(1,433,223)	$(908,275)	$(5,363,112)	$(2,030,852)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.08)	$(0.06)

Weighted average shares used in completing basic and diluted net loss per common share	63,334,907	36,381,882	62,853,156	36,381,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,338,413)	$(2,039,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,866	181,088
Stock option expense	67,869	186,620
Amortization of debt discount	1,331,004	250,883
Stock compensation expense	1,355,598	329,631
(Gain) loss on forgiveness/settlement of liabilities	32,778	(84,829)
Loss on conversion of debt	49,926	-
Derivative loss	576,143	-
Changes in operating assets and liabilities:
Accounts receivables	(5,263)	(76,323)
Other current assets	(150,358)	664
Accounts payable	416,376	223,857
Accounts payable - related party	118,642	-
Accrued expenses	77,939	162,662
Accrued expenses - related party	-	219,463
Deferred revenue	(3,106)	29,610
NET CASH USED IN OPERATING ACTIVITIES:	$(1,355,999)	$(616,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property, website and equipment	(128,184)	(225,001)
Cash acquired in reverse merger with acquisitions	-	24,444
Net cash used in investing activities	$(128,184)	$(200,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,143,452	629,208
Proceeds from issuance of shares	478,520	167,002
Repayment of notes payable	(30,143)	(2,713)
Net cash provided by financing activities	$1,591,829	$793,497

Effect of foreign currency exchange rate on cash	(24,699)	9,131
Net increase (decrease) in cash	82,947	(14,586)

Cash at beginning of period	43,377	46,870
Cash at the end of the period	$126,326	$32,284

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$7,298	$17,878
Cash paid for income taxes	$1,600	$-
Non-cash Investing and Financing Activities:
Debt discount due to beneficial conversion feature	$826,032	$9,791
Debt discount due to shares issued with debt	$311,245	$175,573
Reclass of accounts payable - related party to debt	$40,739	$-
Shares issued for conversion of debt and accrued interest	$737,368	$214,000
Shares issued for settlement of accounts payable	$20,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of EFactor Group Corp. formerly known as Standard Drilling, Inc., (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 11, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2013 as reported in the Form 10-K have been omitted.

Description of Business

EFactor Group Corp: is a holding company with the following operations:

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of June 30, 2014, The E-Factor Corporation, EQmentor and MCC.  Significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new, has limited history and relatively few sales, no certainty of continuation can be stated. The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2014 and 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 3 – Notes Payable and Line of Credit

Notes payable

During the six months ended June 30, 2014 the Company issued twenty three convertible unsecured short term notes payable to individuals totaling $1,184,191. These notes bear annual interest between 0% - 12%, mature within a period ranging from one (1) month to six (6) months from issuance and are convertible into common shares at prices ranging from $0.50 to $2.00 per common share. The Company issued a total of 307,748 shares with the notes and the relative fair value of the shares amounting to $311,245 was recognized as a debt discount and amortized over the term of the notes.  The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as equity, except for those relating to four convertible notes, as further discussed below. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined the convertible notes included a beneficial conversion feature amounting to $558,615 which was also recognized as a debt discount and amortized over the term of the notes.

Two notes issued during the three months ended March 31, 2014 included reset provisions on the conversion price if certain events occur.  Specifically, the terms of the notes provided that the conversion price of $1.00 will reset to $0.50 if the Company’s securities offering  falls below $1.00 per share or if the securities offering is not completed by February 28, 2014. This resulted in a derivative liability being recognized at the issuance date amounting to $525,632 with a corresponding charge to debt discount for the full amount of the notes amounting to $267,417 and the balance of $258,215 to derivative loss On February 28, 2014, the reset provisions in these notes were triggered and the conversion price reset to $0.50 per share.  Consequently, the derivative liability was marked to market on such date and an additional derivative loss of $301,677 was recognized.  The fair value of the derivative liability at the re-measurement date amounting to $827,309 was credited to additional paid in capital.

Two notes issued during the three months ended June 30, 2014 included reset provisions on the conversion price if certain events occur.  Specifically, the terms of the notes provided that the conversion price of $1.00 will reset to $0.50 if the Company’s securities offering  falls below $1.00 per share or if the securities offering is not completed by May 31, 2014. This resulted in a derivative liability being recognized at the issuance date amounting to $6,808 with a corresponding charge to debt discount. On May 30, 2014, 2014, the reset provisions in these notes were triggered and the conversion price reset to $0.50 per share. Consequently, the derivative liability was marked to market and a derivative loss of $16,251 was recognized. The fair value of the derivative liability at the re-measurement date amounting to $23,059 was credited to additional paid-in capital.

The derivative liabilities were valued using the Black-Scholes model using the following assumptions:

	At issuance date	At termination date

Market value of stock on measurement date	$0.08 - 2.25	$0.08 - 1.90
Risk-free interest rate	0.01% - 0.04%	0.05%
Dividend yield	0%	0%
Volatility factor	269% - 655%	319%
Term	0.07 - 0.16 years	0.25 years

During the six months ended June 30, 2014, the Company issued 1,558,123 shares to convert $690,991 of convertible debt and accrued interest of $46,377. A loss on conversion of debt amounting to $49,926 was recognized for the six months ended June 30, 2014.

During the six months ended June 30, 2014 the Company recognized $1,200,016 of interest expense due to the amortization of debt discounts on all convertible and unsecured short term notes.

A summary of activity for notes payable during the six months ended June 30, 2014 is set forth below:

Balance at December 31, 2013	$983,071
Proceeds from convertible notes	1,184,191
Repayments of notes payable	(30,143)
Conversion of convertible notes to equity	(690,991)
Debt discount on new convertible notes and shares issued with debt	(1,137,277)
Amortization of debt discount	1,200,016
Balance at June 30, 2014	1,508,867
Less:
Convertible notes payable	(1,221,442)
Current portion of notes payable – third parties	(277,131)
Non-current portion of notes payable – third parties	$10,294

Odom - Line of Credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Charles Odom, the lender, in the amount of $750,000. Pursuant to the Agreement, the lender agreed to make loans to the Company from time to time commencing on the date of the Agreement for a period of twenty four (24) months thereafter ending June 7, 2015. As of June 30, 2014, the Company has drawn $475,000 from the line of credit. As required by the Agreement, the Company also issued 118,750 shares to the lender, proportionate to amounts drawn, which was recognized as deferred financing fees of $475,000 and amortized over the term of the line of credit. For the six months ended June 30, 2014, $128,170 has been amortized to interest expense. All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the line of credit.

Wells Fargo - Line of Credit

As part of the acquisition of EQmentor, Inc. the Company obtained an operating line of credit from Wells Fargo, secured by assets of the former majority shareholder of EQmentor, Inc. The amount of the line of credit is $500,000 with a provision for over-limit drawdowns. The current over-limit drawdown at June 30, 2014 is $149,846. Interest is charged at a rate of 3.5% per annum. We have drawn down $635,005 as of June 30, 2014.

Note 4 – Other Long-Term Obligation

As a component of the MCC acquisition the Company acquired a long term liability related to a previous recapitalization of MCC. Specifically, MCC entered into an arrangement with its creditors during 2010, in a “Company Voluntary Arrangement” (“CVA”), in order to protect MCC from any unreceptive creditor action. In connection with the arrangement, the Company is required to make monthly fixed payments to a trustee of $2,275 (£1,500 GBP).These payments are scheduled to end in February 2019.

Note 5 – Related Parties and Related Party Transactions

Accounts Payable – Related Party

As of June 30, 2014, two of our executive officers, Adriaan Reinders, and Marion Freijsen had unreimbursed expenses, unpaid management fees and salaries of $264,708 and $242,844, respectively. The remaining balance of the Accounts Payable Related Party of $228,157 represents amounts primarily due to our board of directors for board meeting fees, out of pocket expenses and consulting fees.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the three months ended June 30, 2014 are set forth below:

Balance at December 31, 2013	$285,860
Amortization of debt discount	2,818
Balance at June 30, 2014	$288,678

Note 6 – Stockholders’ Equity

Common Stock

During the six months ended June 30, 2014:

-	the Company issued 925,728 shares of common stock for cash proceeds of $478,520. This includes 705,166 shares issued to an investor for total proceeds of $338,480 (250,000 euros). This investment was predicated on the Company's acquisition of GroupCard BV (see Note 7). As such, under the terms of the subscription agreement, if either of the following two events occur the Company would be required to return the investment back to the investor.

1. If the Company does NOT complete the acquisition of GroupCard BV within 45 days of the investment, the Company would be required to return the investment over a four month period. This provision was met when the Company acquired GroupCard BV on July 7, 2014 (see Note 7).

2. If the Company completes the acquisition of GroupCard BV and is unable to provide the amount of working capital of $400,000 within Ninety (90) days, on the first request of the investor, the Company would be required to remit to the investor the investment over the subsequent 12 months.

In either case of “default” the investor would be required to return 564,133 shares of the Company's common stock received under the subscription agreement and would be allowed to retain the remaining 141,033 shares of the Company's common stock. The Company believes that it will be in a position to fund this requirement within the designated time period.

-	the Company issued 1,558,123 shares of common stock to convert $690,991 of convertible debt.

-	the Company issued 307,748 shares of common stock as an enticement to enter into a transaction to lend money to the Company, resulting in a debt discount of $311,245.
-	the Company issued 795,121 shares of common stock for services with a fair value of $1,355,598.
-	the Company issued 75,972 shares of common stock with a fair value of $72,778 in lieu of payment on $40,000 of accounts payable. A loss on the settlement of the related payables was recognized for the six months ended June 30, 2014 amounting to $32,778

Stock Options

During the six months ended June 30, 2014, the Company recognized $67,869 of stock option expense related to options granted in prior periods.

Note 7 – Subsequent Events

On July 1, 2014, the Company entered into an Exchange Agreement by and among the Company, HT Skills Ltd., an entity organized under the laws of England and Wales (“HT Skills”), and Five5Five PTE Ltd., the sole shareholder of HT Skills (“HT Seller”). On the same date, the parties consummated the transaction, pursuant to which the HT Seller sold, and the Company purchased, all of HT Skills’ outstanding capital stock, in exchange for 13,319,100 unregistered shares of the Company’s common stock. In connection with the HT Transaction, the Company agreed to loan HT Skills $150,000 at ten percent interest per annum for working capital purposes.

On July 1, 2014, the Company also entered into an Exchange Agreement by and among the Company, Member Digital Ltd., an entity organized under the laws of England and Wales (“Member Digital”), and the shareholders of Member Digital (the “MD Sellers”). On the same date, the parties consummated the transaction, pursuant to which the MD Sellers sold, and the Company purchased, all of Member Digital’s outstanding capital stock, in exchange for 1,250,000 unregistered shares of the Company’s common stock.

On July 1, 2014, the Company also entered into an Exchange Agreement by and among the Company, Business Growth Systems, Ltd., an entity organized under the laws of England and Wales (“BGS”), and the sole shareholder of BGS (the “BGS Seller”). On the same date, the parties consummated the transaction, pursuant to which the BGS Seller sold, and the Company purchased, all of BGS’ outstanding capital stock, in exchange for 5,562,500 unregistered shares of the Company’s common stock.

On July 7, 2014, the Company entered into an Exchange Agreement by and among the Company, GroupCard BV, an entity organized under the laws of the Netherlands (“GroupCard”), and the shareholders of GroupCard (the “Sellers”). On the same date, the parties consummated the transaction, pursuant to which the Sellers sold, and the Company purchased, all of GroupCard’s outstanding capital stock, in exchange for 2,812,500 unregistered shares of the Company’s common stock. In connection with the transaction, the Company agreed to loan GroupCard, within 120 days of the closing of the transaction, $400,000 at six percent interest per annum for working capital purposes. In addition, the Company agreed to pay the Sellers four semi-annual earn-out payments of shares of Common Stock (“Earn-Out Shares”), commencing on January 1, 2015. In the event 20,000 or more members are added by GroupCard during a semi-annual period (each, an “Earn-Out Period”), the Company shall issue to the Sellers the number of Earn-Out Shares equal to (i) $25.00 per member added by GroupCard during such Earn-Out Period, divided by (ii) $0.80. In the event less than 20,000 members are added during an Earn-Out Period, the Company will not issue any Earn-Out Shares to the Sellers for such period; however, any members added during such Earn-Out Period will be counted towards the subsequent Earn-Out Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

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

On July 1, 2014, the Company entered into an Exchange Agreement by and among the Company, HT Skills Ltd., an entity organized under the laws of England and Wales (“HT Skills”), and Five5Five PTE Ltd., the sole shareholder of HT Skills (“HT Seller”). On the same date, the parties consummated the transaction, pursuant to which the HT Seller sold, and the Company purchased, all of HT Skills’ outstanding capital stock, in exchange for 13,319,100 unregistered shares of the Company’s common stock. In connection with the HT Transaction, the Company agreed to loan HT Skills $150,000 at ten percent interest per annum for working capital purposes.

On July 1, 2014, the Company also entered into an Exchange Agreement by and among the Company, Member Digital Ltd., an entity organized under the laws of England and Wales (“Member Digital”), and the shareholders of Member Digital (the “MD Sellers”). On the same date, the parties consummated the transaction, pursuant to which the MD Sellers sold, and the Company purchased, all of Member Digital’s outstanding capital stock, in exchange for 1,250,000 unregistered shares of the Company’s common stock.

On July 1, 2014, the Company also entered into an Exchange Agreement by and among the Company, Business Growth Systems, Ltd., an entity organized under the laws of England and Wales (“BGS”), and the sole shareholder of BGS (the “BGS Seller”). On the same date, the parties consummated the transaction, pursuant to which the BGS Seller sold, and the Company purchased, all of BGS’ outstanding capital stock, in exchange for 5,562,500 unregistered shares of the Company’s common stock.

On July 7, 2014, the Company entered into an Exchange Agreement by and among the Company, GroupCard BV, an entity organized under the laws of the Netherlands (“GroupCard”), and the shareholders of GroupCard (the “Sellers”). On the same date, the parties consummated the transaction, pursuant to which the Sellers sold, and the Company purchased, all of GroupCard’s outstanding capital stock, in exchange for 2,812,500 unregistered shares of the Company’s common stock. In connection with the Transaction, the Company agreed to loan GroupCard, within 120 days of the closing of the Transaction, $400,000 at six percent interest per annum for working capital purposes. In addition, the Company agreed to pay the Sellers four semi-annual earn-out payments of shares of Common Stock (“Earn-Out Shares”), commencing on January 1, 2015. In the event 20,000 or more members are added by GroupCard during a semi-annual period (each, an “Earn-Out Period”), the Company shall issue to the Sellers the number of Earn-Out Shares equal to (i) $25.00 per member added by GroupCard during such Earn-Out Period, divided by (ii) $0.80. In the event less than 20,000 members are added during an Earn-Out Period, the Company will not issue any Earn-Out Shares to the Sellers for such period; however, any members added during such Earn-Out Period will be counted towards the subsequent Earn-Out Period.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues. For our two most recent fiscal years ending December 31, 2013 and 2012, we have incurred net losses of $5.9 million and $4.1 million, respectively. As in the prior fiscal years, for the six months ended June 30, 2014 we incurred a net loss of $5.3 million, and our operating expenses consisted primarily of the following:

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

Critical Accounting Policies and Estimates

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

Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets. There was no impairment charge for the period ended June 30, 2014.

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

Balance sheet accounts of MCC International located in United Kingdom are translated from Sterling (GBP) into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in the United Kingdom are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in general and administrative expense in the condensed consolidated statements of comprehensive income.

Comprehensive Loss

There are components of comprehensive loss other than net loss that the Company has incurred as it relates to foreign currency, and accordingly the Company now presents a comprehensive income and loss for the periods presented.

Results of Operations

Three Months ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

Our revenue for the three month period ended June 30, 2014 was $148,586 compared to $228,175 for the three month period ended June 30, 2013. All of our revenue was derived from member payments, event fees, annual event packages, public relations and advertising revenue along with advisory fees, sponsorships and revenue shares with strategic partners. This decrease of approximately $113,000 in revenue is primarily attributable to a decrease in revenue from mentoring fees as a result of our transition in April 2014 to a new website with improved technology. The increase in advertising revenue of approximately $31,000 is primarily attributable to our concentrated efforts in developing this source of revenue.

The table below sets forth the amount of revenues we have recognized for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013

Member Services	$6,839	$418
Sponsorships	3,411	3,604
Advertising	30,645	-
Advisory Services	1,437	114,343
Public Relations	106,254	109,810
	$148,586	$228,175

During the three months ended June 30, 2014 we continued to add value to the VIP membership, a premium membership that allows members to get discounts on webinars, events and our library of content (Knowledge) and have marketing campaigns on a regular basis amongst our growing member-base to increase the number of VIP members. We believe the premium memberships represent a substantial growth area for revenue. In addition to the VIP premium membership, we intend to launch additional premium memberships (all on a recurring revenue basis) such an ESpace premium membership which we initiated during the fourth quarter of 2013 to provide flexible office locations for our members.

The intention is to add other premium membership services going forward based on products and services our acquired companies can offer specifically to our members in the coming year.

Our mentoring and advisory fees are derived through EMentoring - our online/offline mentoring service that we plan to extend in the coming year as well as Sponsorships from companies that wish to gain exposure to our membership base. Sponsorship can be for a specific event or series of events or to gain placement in our newsletters or on the site.

We have recently begun the process of fully engaging "traditional" advertising on our site such as banners or pop-ups. We began this process of retargeted our advertising in 2013 keeping true to our beliefs of the intent not to have blatant advertising on our site.

Operating Costs and Expenses

Our operating expenses increased by $85,595 to $1,085,624 for the three month period ended June 30, 2014, from $1,000,029 for the three month period ended June 30, 2013. These increases were primarily due to additional depreciation and amortization of the Company's website of $59,228 in 2014 and loss on extinguishment of debt of $32,778.

Interest Expense

Interest expense increased to $475,215 for the three month period ended June 30, 2014, compared to $141,011 for the three month period ended June 30, 2013. In the three month period ended June 30, 2014 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $391,318 for the amortization of debt discount and share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to the raising further capital and increasing revenues over the course of the next 18 months.

Net Loss

Our net loss increased to $1,428,503 for the three months ended June 30, 2014, compared to $912,865 for the three month period ended June 30, 2013. The increase in net loss compared to the prior year period is primarily a result of the increase in operating expenses of $85,595, the increase in interest expense and amortization of debt discount of $334,204, as described above. A component of the increase in operating costs is caused by the need to continue to attract top-notch personnel, which increases our payroll costs.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Our revenue for the six month period ended June 30, 2014 was $265,131 compared to $416,937 for the six month period ended June 30, 2013. All of our revenue was derived from member payments, event fees, annual event packages, public relations and advertising revenue along with advisory fees, sponsorships and revenue shares with strategic partners. The decrease of approximately $152,000 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily attributable to a decrease in revenue from mentoring fees as a result of our transition in April 2014 to a new website with improved technology.

The table below sets forth the amount of revenues we have recognized for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013

Member Services	$17,969	$10,422
Sponsorships	3,411	3,604
Advertising	42,524	-
Advisory Services	2,874	250,906
Public Relations	198,353	152,005
	$265,131	$416,937

Operating Costs and Expenses

Our operating expenses increased by $1,366,803 to $3,514,326 for the six month period ended June 30, 2014, from $2,147,523 for the six month period ended June 30, 2013. These increases were primarily due to the increase in stock based compensation of approximately $906,000 and an increase of approximately $440,000 for legal, accounting and other general and administrative expenditures.

Interest Expense

Our interest expense increased to $1,463,149 for the six month period ended June 30, 2014, compared to $309,397 for the six month period ended June 30, 2013. In the six month period ended June 30, 2014 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $1,331,004 for the amortization of debt discount and share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to the raising further capital and increasing revenues over the course of the next 18 months.

Net Loss

Net loss increased to $5,338,413 for the six month period ended June 30, 2014 from $2,039,983 for the six months ended June 30, 2013. The increase in net loss compared to the prior year period is primarily a result of an increase in stock based compensation and amortization of debt discount as described above. A component of the increase in operating costs is caused by the need to continue to attract top-notch personnel, which increases our payroll costs.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2014 because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2014 was $126,326 and our monthly cash flow burn rate, that now includes EQmentor and MCC International, has increased to approximately $200,000, excluding professional fees and consultants on an as needed basis. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes. We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $126,326 as of June 30, 2014. Based on our revenues, cash on hand and current monthly burn rate, around $200,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013 we entered into a revolving line of credit (the “Line of Credit”) with an accredited investor for an amount of up to $750,000. Under the terms of the Line of Credit, the lender has agreed to advance to us for a period of 24 months ending on July 7, 2015 such amounts as we may request up to $750,000. All sums advanced will bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum. Each advance will be due and payable in full 12 months following the day each advance is made. In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under this line of credit) (the “Capital Raise”), all amounts due and payable under Line of Credit will become due and payable 14 days after the consummation of such Capital Raise. In addition to the repayment of each advance, we shall issue to the lender a total of 187,500 shares of restricted common stock upon the full draw down of the line. As of June 30, 2014 we issued 118,750 shares of restricted common stock based on the current advances to date. The number of shares issued in connection with the Line of Credit will be pro-rated according to the amount of the advance. In connection with the Line of Credit, we entered into a security agreement (the “Security Agreement”) with the lender, whereby we granted to lender, as collateral for our obligations to be performed under the Line of Credit. As of June 30, 2014, we received advances under the line of credit totaling $475,000. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the Line of Credit. We believe that once the lender’s extenuating circumstances has been resolved, we will be able to obtain additional advances under the Line of Credit.

On November 7, 2007, EQmentor obtained a line of credit from Wells Fargo. The amount of the line of credit is $500,000 with a provision for over-limit drawdowns. The line of credit has a fifteen year term and interest on the line of credit accrues at 3.5% per annum. The line of credit is secured by certain assets, including the personal residence of the former majority shareholder of EQmentor, Inc. As of June 30, 2014, the current over-limit drawdown for the line of credit was $149,846. We have drawn down approximately $650,000 from the line of credit as of June 30, 2014, which is the maximum amount that can be drawn down from this facility.

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

To secure our long term objectives for growth and profitability we are in active discussions with investment banking firms to assist us with our long-term strategies. We believe we will require approximately $5.0 million as an interim step to achieve our mid-term goals, of which $2.5 million will be utilized to solidify our current business. There can be no assurance that we will be able to raise this amount of capital in the near future.

Operations

Net cash used in operating activities of $1,355,999 for the six months ended June 30, 2014, as compared to $616,657 in cash used in operations for the six months ended June 30, 2013.  For the six months ended June 30 2014, the net cash used consisted primarily of the net loss of $5,338,413 offset by amortization of debt discount of $1,331,004, stock and option based expense of $1,423,467, loss on derivative valuation of $576,143, depreciation of $114,866, a loss on settlement of debt of $32,778, a loss on conversion of debt of $49,926, and an increase in operating current liabilities of $609,851. For the six months ended June 30, 2013, the net cash used in operating activities consisted primarily of a net loss of $2,039,983 offset by an increase in current liabilities of $635,592, depreciation of $181,088, amortization of debt discount and deferred financing fees of $250,883, and stock and option based expense of $516,251.

Investments

Net cash used in investing activities of $128,184 for the six months ended June 30, 2014, as compared to $200,557 in cash used in investing activities for the six months ended June 30, 2013. For the six months ended June 30, 2014 the net cash provided by investing activities related to expenditures associated with building our website and increasing in the infrastructure and architecture needed to support the growth in the member base. For the six months ended June 30, 2013, the investing activities consisted of $225,001 related to the cash paid for the acquisition of property, website, and equipment; these investments were offset by $23,593 in cash acquired in acquisition of MCC, and $851 in cash acquired in the reverse merger with Standard Drilling.

Financing

Net cash provided by financing activities of $1,591,829 for the six months ended June 30, 2014, as compared to $793,497 in cash provided by financing activities for the six months ended June 30, 2013. For the six months ended June 30 2014, the financing activities consisted primary of $1,143,452 in proceeds from notes payable, $478,520 in proceeds from common stock, offset by $30,143 in repayment of debt. For the six months ended June 30 2013, our financing activities consisted of $629,208 in proceeds from notes payable and $167,002 in proceeds from the issuance of shares

Capital Expenditures

We expect to expend approximately $100,000 in connection with development of our website and the expansion of our business during the next three months. We anticipate these expenditures will be funded by the Company’s operating cash flow along with the proceeds from additional private investments.

Off-Balance Sheet Arrangements

•	As of June 30, 2014, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;
•	liquidity or market risk support to such entity for such assets;
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or
•	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to the Company, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with the Company.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because our business is new and has no history and we have relatively few sales, no certainty of continuation can be stated. Our financial statements for the three and six months ended June 30, 2014 and the twelve months ended December 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we issued 654,456 shares of common stock to fifteen non-affiliate investors in connection with the sundry promissory notes that were entered into during the quarter. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

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

EFactor Group Corp.

Dated: August 14, 2014		/s/ Adriaan Reinders
	By:	Adriaan Reinders
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2014		/s/ Mark V. Noffke
	By:	Mark V. Noffke
	Its:	Chief Financial Officer (Principal Financial Officer)

