Form 10-Q
period 2014-09-30
EFACTOR GROUP CORP.
filed 2014-11-14
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-51569

EFACTOR GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1598154 (I.R.S. Employer Identification No.)

425 2nd Street, Suite 100 San Francisco, California (Address of principal executive offices)	94107 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒.

As of November 11, 2014, the Company had 117,960,651 shares of common stock, $0.001 par value outstanding.

EFACTOR GROUP CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)	3
Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$53,518	$43,377
Accounts receivable, net of allowance for doubtful accounts of $6,318	443,437	75,071
Other current assets	442,880	8,878
Total current assets	939,835	127,326

Property, website and equipment, net of accumulated depreciation of $1,293,676 and $1,102,939	617,522	461,499
Goodwill	17,171,709	3,646,994
Deferred financing costs	160,745	347,764
TOTAL ASSETS	$18,889,811	$4,583,583

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,193,975	$1,085,122
Accounts payable - related party	793,158	657,806
Accrued expenses	1,102,484	882,758
Operating line of Credit	1,278,552	1,110,005
Deferred revenue	65,096	71,836
Current portion of note payable - third parties, net of discount	226,632	318,711
Current portion of convertible note payable - third parties, net of discount	1,724,977	650,762
Current portion of note payable - related parties, net of discount	248,865	285,860
Total current liabilities	7,633,739	5,062,860

Other Long-term obligations	108,922	155,895
Non-current portion of convertible note payable - third parties net of discount	9,548	13,598
Total Non-Current Liabilities	118,470	169,493

TOTAL LIABILITIES	7,752,209	5,232,353

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 2,500,000 issued and outstanding as of September 30, 2014 and and December 31, 2013 respectively.	$2,500	$2,500
Common stock, $0.001 par value, 175,000,000 shares authorized, 86,737,660 and 59,573,174 issued and outstanding at September 30, 2014 and December 31, 2013 respectively.	86,738	59,573
Accumulated other comprehensive loss	(65,392)	(5,244)
Additional paid-in capital	37,858,122	16,978,361
Accumulated deficit	(26,744,366)	(17,683,960)
Total stockholders' equity (deficit)	11,137,602	(648,770)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,889,811	$4,583,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net revenues	$353,903	$207,022	$619,034	$623,959

Operating expenses
Cost of revenue	158,978	61,141	236,733	119,497
Sales and marketing	75,692	39,702	195,099	208,210
General and administrative	3,491,233	690,682	6,660,753	2,515,082
Depreciation and amortization	60,859	27,479	175,725	208,567
(Gain) loss on forgiveness/settlement of liabilities	-	-	32,778	(84,829)
Total operating expenses	3,786,762	819,004	7,301,088	2,966,527

Loss from operations	(3,432,859)	(611,982)	(6,682,054)	(2,342,568)

Other income (expense):
Interest expense	(289,134)	(145,932)	(1,752,283)	(455,329)
Loss on conversion of debt	-	(1,026,859)	(49,926)	(1,026,859)
Derivative loss	-	-	(576,143)	-
Total other income (expense), net	(289,134)	(1,172,791)	(2,378,352)	(1,482,188)

Net loss	$(3,721,993)	$(1,784,773)	$(9,060,406)	$(3,824,756)

Other comprehensive gain (loss):
Foreign currency translation adjustment	(35,449)	(11,059)	(60,148)	(1,928)

Comprehensive gain (loss)	$(3,757,442)	$(1,795,832)	$(9,120,554)	$(3,826,684)

Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.13)	$(0.09)

Weighted average shares used in completing basic and diluted net loss per common share	81,715,282	34,810,156	68,472,519	42,120,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,060,406)	$(3,824,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,725	208,567
Stock option expense	101,804	41,165
Amortization of debt discount	1,536,825	332,182
Stock compensation expense	3,754,718	329,632
(Gain) loss on forgiveness/settlement of liabilities	32,778	(84,829)
Loss on conversion of debt	49,926	1,026,859
Derivative loss	576,143	-
Changes in operating assets and liabilities:
Accounts receivable	(32,841)	(87,602)
Other current assets	(39,111)	(4,067)
Accounts payable	819,382	325,927
Accounts payable - related party	176,091	242,165
Accrued expenses	218,051	385,781
Deferred revenue	(6,740)	(68,415)
NET CASH USED IN OPERATING ACTIVITIES:	$(1,697,655)	$(1,177,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property, website and equipment	(164,020)	(313,820)
Cash acquired from acquisitions	12,765	24,444
Net cash used in investing activities	$(151,255)	$(289,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,523,967	1,326,584
Proceeds from issuance of shares	478,520	167,002
Repayment of borrowings	(70,574)	(2,713)
Net cash provided by financing activities	$1,931,913	$1,490,873

Effect of foreign currency exchange rate on cash	(72,862)	(1,928)
Net increase (decrease) in cash	10,141	22,178

Cash at beginning of period	43,377	46,870
Cash at the end of the period	$53,518	$69,048

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$51,936	$49,770
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Debt discount due to beneficial conversion feature	$833,973	$9,791
Debt discount due to shares and warrants issued with debt	$361,615	$175,573
Reclass of accounts payable - related party to debt	$40,739	$-
Shares issued for conversion of debt and accrued interest	$737,368	$-
Shares issued for settlement of accounts payable	$74,452	$-
Shares issued for acquisitions	$13,905,280	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of EFactor Group Corp. (the “Company”) have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 11, 2014. The condensed consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

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

Description of Business

EFactor Group Corp. is the owner of a group of entrepreneur-focused service companies and EFactor.com, a niche social network providing content and resources for entrepreneurs worldwide. Its operations are categorized by the following business segments:

Social Networks

•	EFactor.com provides a full-featured social network for entrepreneurs. EFactor.com provides a platform that enables access to a network of contacts, registration for live events in entrepreneurial education, pitch-it-in person events and other networking opportunities, advisory, consulting, various business tools and a broad range of services and information.

•	Member Digital, Inc. (“Member Digital”) is a United Kingdom based company that offers entrepreneurial solutions that help entrepreneurs build their business through two distinct member-centric service offerings. These are SubHub - a solution for building and managing paid subscription and membership websites, and MemberCore – an easy-to-build database and CRM for organizations and associations to manage and record member data. A third service, CampaignHuddle, is a digital advocacy platform that enables charities, not-for-profits, businesses and organizations to build and manage digital advocacy campaigns in order to influence a political or social cause. Member Digital intends create an advanced group functionality including e-commerce capability for EFactor.com members. Member Digital adds 50,000 new members to the Company.

•	GroupCard B.V. (“GroupCard”) is a European based marketing and communication firm founded in 2010 with the goal of helping local sporting clubs and associations create additional revenue streams. GroupCard encourages fan spending and loyalty of select and participating sponsors. GroupCard is activating these communities, which currently consists of a total 90,000 members, via websites, e-mail marketing, apps, posters, flyers and in-store advertising and then compensating local clubs for the frequency of GroupCard use.

Business Services

•	MCC International (“MCC”), a public relations and communications agency. MCC was founded in 1988. The agency is based in the United Kingdom and promotes through enhancement of company's reputation utilizing print and social media news outlets, focusing on upper tier emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-offs to global consumer brands. MCC has created and launched a PR package aimed specifically at the EFactor.com members.

Education & Mentoring

•	HT Skills, Ltd (“HT Skills”) is a United Kingdom based provider of high-quality apprenticeships and work-based vocational learning, and is also an experienced welfare-to-work job-broker. HT Skills is a fully-accredited and internationally-recognized by awarding bodies including; City & Guilds, the Institute of Leadership and Management and others. HT Skills has delivered a number of government-funded contracts for the Skills Funding Agency, the Department of Work and Pensions and the European Social Fund.

•	EQmentor is an online professional development company organized in 2007 that provides working professionals 24/7 access to a custom-matched mentor, a global cross-industry peer community, and repositories of knowledge to empower high performance in the workplace. EQmentor delivers mentoring to corporate clients and the EFactor.com members.

The Company currently maintains its corporate office in San Francisco, California.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of September 30, 2014. Significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new, has limited history and relatively few sales, no certainty of continuation can be stated. The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2014 and 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations for the next twelve months. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

Note 3 – Notes Payable and Line of Credit

Notes payable

During the nine months ended September 30, 2014 the Company issued twenty seven convertible unsecured short term notes payable to individuals totaling $1,549,864. These notes bear annual interest between 0% - 12%, mature within a period ranging from one (1) month to six (6) months from issuance and are convertible into common shares at prices ranging from $0.50 to $2.00 per common share. The Company issued a total of 392,389 shares and 100,000 warrants with the notes and the relative fair value of the shares and warrants amounting to $361,615 was recognized as a debt discount and amortized over the term of the notes.  The warrants issued with convertible notes have a term of 36 months and an exercise price of Euro 0.45 per share. The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as equity, except for those relating to four convertible notes, as further discussed below. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined the convertible notes included a beneficial conversion feature amounting to $559,748 which was also recognized as a debt discount and amortized over the term of the notes.

Two notes issued during the nine months ended September 30, 2014 included reset provisions on the conversion price if certain events occur.  Specifically, the terms of the notes provided that the conversion price of $1.00 will reset to $0.50 if the Company’s securities offering  falls below $1.00 per share or if the securities offering is not completed by February 28, 2014. This resulted in a derivative liability being recognized at the issuance date amounting to $525,632 with a corresponding charge to debt discount for the full amount of the notes amounting to $267,417 and the balance of $258,215 to derivative loss On February 28, 2014, the reset provisions in these notes were triggered and the conversion price reset to $0.50 per share. Consequently, the derivative liability was marked to market on such date and an additional derivative loss of $301,677 was recognized.

Two notes issued during the nine months ended September 30, 2014 included reset provisions on the conversion price if certain events occur.  Specifically, the terms of the notes provided that the conversion price of $1.00 will reset to $0.50 if the Company’s securities offering  falls below $1.00 per share or if the securities offering is not completed by May 31, 2014.  This resulted in a derivative liability being recognized at the issuance date amounting to $6,808 with a corresponding charge to debt discount. On May 30, 2014, 2014, the reset provisions in these notes were triggered and the conversion price reset to $0.50 per share. Consequently, the derivative liability was marked to market and a derivative loss of $16,251 was recognized. The fair value of the derivative liability at the re-measurement date amounting to $23,059 was credited to additional paid-in capital.

The fair value of the derivative liability at the re-measurement date amounting to $827,309 was credited to additional paid in capital. The derivative liability was valued using the Black-Scholes model using the following assumptions:

	At issuance date	At termination date
Market value of stock on measurement date	$0.08 -2.25	$0.08 - 1.90
Risk-free interest rate	0.01% - 0.04%	0.05%
Dividend yield	0%	0%
Volatility factor	269% - 655%	319%
Term	0.07 - 0.16 years	0.25 years

During the nine months ended September 30, 2014, the Company issued 1,558,123 shares to convert $690,991 of convertible debt and accrued interest of $46,377. A loss on conversion of debt amounting to $49,926 was recognized for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014 the Company recognized $1,345,555 of interest expense due to the amortization of debt discounts on all convertible and unsecured short term notes.

A summary of activity for notes payable during the nine months ended September 30, 2014 is set forth below:

Balance at December 31, 2013	$983,071
Proceeds from convertible notes	1,549,864
Repayments of notes payable	(30,754)
Conversion of convertible notes to equity	(690,991)
Debt discount on new convertible notes and shares issued with debt	(1,195,588)
Amortization of debt discount	1,345,555
Balance at September 30, 2014	1,961,157
Less:
Convertible notes payable	(1,724,977)
Current portion of notes payable – third parties	(226,632)
Non-current portion of notes payable – third parties	$9,548

Odom - Line of Credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Charles Odom, the lender, in the amount of $750,000. Pursuant to the Agreement, the lender agreed to make loans to the Company from time to time commencing on the date of the Agreement for a period of twenty four (24) months thereafter ending June 7, 2015. As of September 30, 2014, the Company has drawn $475,000 from the line of credit. As required by the Agreement, the Company also issued 118,750 shares to the lender, proportionate to amounts drawn, which was recognized as deferred financing fees of $475,000 and amortized over the term of the line of credit. For the nine months ended September 30, 2014, $187,019 has been amortized to interest expense. All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the line of credit.

Operating Line of Credit

As part of the acquisition of EQmentor, Inc. the Company obtained an operating line of credit from Wells Fargo, secured by assets of the former majority shareholder of EQmentor, Inc. The amount of the line of credit is $500,000 with a provision for over-limit drawdowns. The current over-limit drawdown at September 30, 2014 is $149,846. Interest is charged at a rate of 3.5% per annum. We have drawn down $635,005 as of September 30, 2014. The Company also acquired existing lines of credit with the acquisition of HT Skills (see Note 4) which are subject to annual interest of 8.5%. Outstanding balances from these lines of credit as of September 30, 2014 amounted to $803,552.

Note 4 – Business Combinations

Description of the Transactions

HT Skills Ltd.

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

Member Digital Ltd.

On July 1, 2014, the Company entered into an Exchange Agreement by and among the Company, Member Digital Ltd., an entity organized under the laws of England and Wales (“Member Digital”), and the shareholders of Member Digital (the “MD Sellers”). On the same date, the parties consummated the transaction, pursuant to which the MD Sellers sold, and the Company purchased, all of Member Digital’s outstanding capital stock, in exchange for 1,250,000 unregistered shares of the Company’s common stock.

Business Growth Systems, Ltd.

On July 1, 2014, the Company entered into an Exchange Agreement by and among the Company, Business Growth Systems, Ltd., an entity organized under the laws of England and Wales (“BGS”), and the sole shareholder of BGS (the “BGS Seller”). On the same date, the parties consummated the transaction, pursuant to which the BGS Seller agreed to sell, and the Company agreed to purchase, all of BGS’ outstanding capital stock, in exchange for 5,562,500 unregistered shares of the Company’s common stock. However, subsequent to the execution of the Exchange Agreement, the Company discovered legal impediments to merging BGS with the Company. The Company is reviewing its options with respect to the transaction, including any possible legal action against BGS. The above mentioned shares have never been issued.

GroupCard BV

On July 7, 2014, the Company entered into an Exchange Agreement by and among the Company, GroupCard BV, an entity organized under the laws of the Netherlands (“GroupCard”), and the shareholders of GroupCard (the “GC Sellers”). On the same date, the parties consummated the transaction, pursuant to which the GC Sellers sold, and the Company purchased, all of GroupCard’s outstanding capital stock, in exchange for 2,812,500 unregistered shares of the Company’s common stock. In connection with the transaction, the Company agreed to loan GroupCard, within 120 days of the closing of the transaction, $400,000 at six percent interest per annum for working capital purposes. In addition, the Company agreed to pay the GC Sellers four semi-annual earn-out payments of shares of Common Stock (“Earn-Out Shares”), commencing on January 1, 2015. In the event 20,000 or more members are added by GroupCard during a semi-annual period (each, an “Earn-Out Period”), the Company shall issue to the GC Sellers the number of Earn-Out Shares equal to (i) $25.00 per member added by GroupCard during such Earn-Out Period, divided by (ii) $0.80. In the event less than 20,000 members are added during an Earn-Out Period, the Company will not issue any Earn-Out Shares to the Sellers for such period; however, any members added during such Earn-Out Period will be counted towards the subsequent Earn-Out Period. The Company has evaluated the contingent consideration related to the payment of the Earn-Out Shares and determined that there is no contingent liability as of the acquisition date and as of September 30, 2014.

Basis of Presentation

These acquisitions have been accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is considered goodwill. The Company’s results of operations included the activities of Member Digital, HT Skills, and GroupCard from the date of the acquisition.

Purchase Price Allocation

In accordance with ASC 805, Business Combinations, the Company recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the acquisition date. The total estimated purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair value allocation is preliminary and is subject to change based on evaluations of the assets being performed by the Company at this time.

The following tables provide the allocation of the estimated purchase considerations:

HT Skills

The Company issued 13,319,100 shares of common stock related to the acquisition of HT Skills valued at $0.80 per share for a total purchase price of $10,655,280.

Accounts receivable	$310,464
Other current assets	387,975
Property and equipment	167,728
Goodwill	10,346,597
Accounts payable and accrued liabilities	(391,064)
Debt	(166,420)
Total estimated assets acquired and liabilities assumed	$10,655,280

Member Digital

The Company issued 1,250,000 shares of common stock related to the acquisition of Member Digital valued at $0.80 per share for a total purchase price of $1,000,000.

Cash	$8,305
Accounts receivable	5,884
Other current assets	106,335
Goodwill	897,792
Accounts payable and accrued liabilities	(18,316)
Total estimated assets acquired and liabilities assumed	$1,000,000

GroupCard

The Company issued 2,812,500 shares of common stock related to the acquisition of GroupCard valued at $0.80 per share for a total purchase price of $2,250,000.

Cash	$4,460
Accounts receivable	19,177
Other current assets	12,275
Goodwill	2,280,326
Accounts payable and accrued liabilities	(66,238)
Total estimated assets acquired and liabilities assumed	$2,250,000

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of July 1st and 7th , 2014, the purchase price allocation could change during the measurement period (not to exceed one year) if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional, or change in existing, assets and liabilities as of that date.

Acquisition Pro Forma Information

The following is the unaudited pro forma information for EFactor Group Corp. consolidated nine months ended September 30, 2014 and 2013 assuming the acquisitions of HT Skills, Member Digital, and GroupCard as if it had occurred on January 1, 2013:

	2014	2013

Sales	$1,204,097	$1,786,837
Operating expenses	7,918,349	3,973,303
Operating loss	(6,714,252)	(2,186,466)
Non-operating expense	2,438,955	1,565,969

Net loss	$(9,153,207)	$(3,752,435)

Note 5 – Segment Information

We report our results in two operating segments: U.S. and Europe. The U.S. reporting segment consists of EFactor Group, EQMentor, and corporate and other costs. The Europe reporting segment consists of MCC, HT Skills, Member Digital, and GroupCard. We believe that reporting performance at the net revenue and income (loss) from operations levels are the best indicators of segment performance.

The components of segment performance were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
U.S.	$93,389	$112,114	$355,646	$375,208
Europe	260,514	94,908	263,388	248,751
Total revenue	$353,903	$207,022	$619,034	$623,959

Operating income (loss)
U.S.	$(3,202,829)	$(605,862)	$(6,436,107)	$(2,362,283)
Europe	(230,030)	(6,120)	(245,947)	19,715
Total operating loss	$(3,432,859)	$(611,982)	$(6,682,054)	$(2,342,568)

Note 6 – Related Parties and Related Party Transactions

Accounts Payable – Related Party

As of September 30, 2014, two of our executive officers, Adriaan Reinders, and Marion Freijsen had unreimbursed expenses, unpaid management fees and salaries of $354,790 and $300,399, respectively. The remaining balance of the Accounts Payable Related Party of $137,969 represents amounts primarily due to our board of directors for board meeting fees, out of pocket expenses and consulting fees.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the three months ended September 30, 2014 are set forth below:

Balance at December 31, 2013	$285,860
Amortization of debt discount	4,251
Repayment of notes payable	(41,246)
Balance at September 30, 2014	$248,865

Note 7 – Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2014:

-	the Company issued 925,728 shares of common stock for cash proceeds of $478,520.
-	the Company issued 1,558,123 shares of common stock to convert $690,991 of convertible debt plus interest of $46,377 resulting in a loss in conversion of debt of $49,926.
-	the Company issued 392,389 shares of common stock as an enticement to enter into a transaction to lend money to the Company, resulting in a debt discount of $348,361.
-	the Company issued 5,467,321 shares of common stock for services with a fair value of $3,754,718.
-	the Company issued 118,972 shares of common stock with a fair value of $107,230 in lieu of payment on $74,452 of accounts payable. A loss on the settlement of the related payables was recognized for the nine months ended September 30, 2014 amounting to $32,778
-	The Company issued 13,319,100 shares of common stock with a fair value of $10,655,280 for the acquisition of HT Skills Ltd.
-	The Company issued 1,250,000 shares of common stock with a fair value of $1,000,000 for the acquisition of Member Digital Ltd.

The Company issued 2,812,500 shares of common stock with a fair value of $2,250,000 for the acquisition of GroupCard BV.

Stock Options

During the nine months ended September 30, 2014, the Company recognized $101,804 of stock option expense related to options granted in prior periods.

Note 8 – Commitments and Contingencies

As a component of the MCC acquisition that closed on February 14, 2013, the Company acquired a long term liability related to a previous recapitalization of MCC. Specifically, MCC entered into an arrangement with its creditors during 2010, in a “Company Voluntary Arrangement” (“CVA”), in order to protect MCC from any unreceptive creditor action. In connection with the arrangement, the Company is required to make monthly fixed payments to a trustee of $2,275 (£1,500 GBP).These payments are scheduled to end in February 2019.

Note 9 – Subsequent Events

On October 1, 2014, the Company entered into an Exchange Agreement by and among the Company, ELEQT Ltd., an entity organized under laws of the England and Wales (“ELEQT”), and the shareholders of ELEQT (the “ELEQT Sellers”). On the same date, the parties consummated the transaction, pursuant to which the ELEQT Sellers sold, and the Company purchased, all of ELEQT’s outstanding capital stock, in exchange for 31,000,000 unregistered shares of the Company’s common stock. As part of the Exchange Agreement, ELEQT will provide its own working capital for a period of 6 months from the date of the closing as well as additional investment in the Company. Both conditions have subsequently been met.

The Company also agreed to pay the ELEQT Sellers an earn-out payment of shares of Common Stock (“Earn-Out Shares”), commencing on October 1, 2015. The amount of shares to be distributed is based on ELEQT’s subsidiary achievement of various financial and operating metrics including revenue-growth, gross profit margin improvement, membership growth amount, and member spend growth. In the event ELEQT achieves all or a portion of these targets for the twelve months ended October 1, 2015, the Company will issue to the ELEQT Sellers up to a maximum of 3,633,333 Earn-Out Shares.

On October 2, 2014 the Company issued a convertible unsecured short term note payable totaling $63,102 (50,000 Euros). The note bears annual interest at 12%, matures within three (3) months from issuance or upon receipt of a major funding, whichever is earlier, and is convertible into common shares at $0.75 per common share. The Company issued a total of 25,241 common shares with the notes as an inducement to enter into the note.

On October 7, 2014 the Company issued a convertible unsecured short term note payable totaling $200,000. The note bears annual interest at 12%, matures within six (6) months from issuance or upon receipt of a major funding, whichever is earlier, and is convertible into common shares at $0.60 per common share. The Company issued a total of 100,000 common shares with the notes as an inducement to enter into the note.

On October 23, 2014 the Company entered into a strategic cooperation with FreedomLab B.V. ("FreedomLab"), a Netherlands-based research and innovation studio which is an affiliated company of Dasym Investment Strategies BV. Over a period of three years, FreedomLab will assist the Company in developing a strong brand name and increasing revenues and member activity by using innovative creative digital approaches to further engage and expand the subscribers to EFactor.com. It will also bring new technologies and gamification to build member loyalty and engagement. In return for the ongoing services that FreedomLab will render to the Company, FreedomLab will receive 7,994,353 shares of the Company’s common stock with an 18 month lock-up from the date of issuance.

On various dates in October 2014, the Company issued 561,294 shares as settlement of existing liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (which we refer to as the Exchange Agreement) with The E-Factor Corporation, a Delaware corporation (“EFactor”), and certain shareholders of EFactor (which we refer to as the Share Exchange), pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor (the “Original Sellers”) agreed to transfer to us 6,580,250 shares of common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares of our common stock; (b) 5,000,000 shares of Series A Convertible Preferred Stock; and (c) an additional 22,231,155 shares of our common stock upon the effectiveness of the 1:40 reverse stock split of our common stock (the “Additional Shares”). The Share Exchange closed on February 11, 2013.

As a result of the Share Exchange, EFactor became our majority-owned subsidiary. We are now the owner of a group of entrepreneur-focused service companies including EFactor.com, a niche social network providing content and resources for entrepreneurs worldwide. The Company also owns, operates and administers certain assets related to distributing online and offline content and has interests in a subsidiary that conducts business operations such as EQmentor, our public relations firm, MCC International and certain other intellectual property as more fully discussed herein. Our strategy is to acquire companies that complement core sectors in our business and further our goal of servicing entrepreneurs’ needs in social media, education and business services. Our acquisition strategy and the companies we have acquired complement one or more of our sectors and must also contribute revenues and earnings to us.

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

On July 1, 2014, the Company entered into an Exchange Agreement by and among the Company, Business Growth Systems, Ltd., an entity organized under the laws of England and Wales (“BGS”), and the sole shareholder of BGS (the “BGS Seller”). On the same date, the parties consummated the transaction, pursuant to which the BGS Seller agreed to sell, and the Company agreed to purchase, all of BGS’ outstanding capital stock, in exchange for 5,562,500 unregistered shares of the Company’s common stock. However, subsequent to the execution of the Exchange Agreement, the Company discovered legal impediments to merging BGS with the Company. The Company is reviewing its options with respect to the transaction, including any possible legal action against BGS. The above mentioned shares have never been issued.

On July 7, 2014, the Company entered into an Exchange Agreement by and among the Company, GroupCard BV, an entity organized under the laws of the Netherlands (“GroupCard”), and the shareholders of GroupCard (the “Sellers”). On the same date, the parties consummated the transaction, pursuant to which the Sellers sold, and the Company purchased, all of GroupCard’s outstanding capital stock, in exchange for 2,812,500 unregistered shares of the Company’s common stock. In connection with the Transaction, the Company agreed to loan GroupCard, within 120 days of the closing of the Transaction, $400,000 at six percent interest per annum for working capital purposes. In addition, the Company agreed to pay the Sellers four semi-annual earn-out payments of shares of Common Stock (“Earn-Out Shares”), commencing on January 1, 2015. In the event 20,000 or more members are added by GroupCard during a semi-annual period (each, an “Earn-Out Period”), the Company shall issue to the Sellers the number of Earn-Out Shares equal to (i) $25.00 per member added by GroupCard during such Earn-Out Period, divided by (ii) $0.80. In the event less than 20,000 members are added during an Earn-Out Period, the Company will not issue any Earn-Out Shares to the Sellers for such period; however, any members added during such Earn-Out Period will be counted towards the subsequent Earn-Out Period. The Company has evaluated the contingent consideration related to the payment of the earn-out shares and determined that there is no contingent liability as of the acquisition date and as of September 30, 2014.

On October 1, 2014, the Company entered into an Exchange Agreement by and among the Company, ELEQT Ltd., an entity organized under laws of the England and Wales (“ELEQT”), and the shareholders of ELEQT (the “ELEQT Sellers”). On the same date, the parties consummated the transaction, pursuant to which the ELEQT Sellers sold, and the Company purchased, all of ELEQT’s outstanding capital stock, in exchange for 31,000,000 unregistered shares of the Company’s common stock. The Company also agreed to pay the Eleqt Sellers an earn-out payment of shares of Common Stock (“Earn-Out Shares”), commencing on October 1, 2015. The amount of shares to be distributed is based on Eleqt’s subsidiary achievement of various financial and operating metrics including revenue growth, gross profit margin improvement, membership growth amount, and member spend growth. In the event Eleqt achieves all or a portion of these targets for the twelve months ended October 1, 2015, the Company will issue to the Eleqt Sellers up to a maximum of 3,633,333 Earn-Out Shares.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues. For our two most recent fiscal years ending December 31, 2013 and 2012, we have incurred net losses of $5.9 million and $4.1 million, respectively. For the nine months ended September 30, 2014 we incurred a net loss of approximately $8.4 million, and our operating expenses consisted primarily of the following:

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances. These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

The Company generates revenue primarily from sales of the following services:

•	Member Fees —The Company holds a variety of networking and informational events for its members and sells various membership packages to customers that allow users to have access to premium services via the EFactor website. Revenue from member services is recognized ratably over the contractual period, generally from one to 12 months.

•	Sponsorships - The Company generates revenues from Sponsors in a variety of ways. Sponsors can gain exposure to the Company's members, either through placement or short write-ups in newsletters, on event invitations or by participating as a sponsor at one of the Company's Events where a Sponsor may provide access to its products or service (booth/stall) or by being a speaker or panelist at an event that fits in their industry. This revenue is recognized over the specific event timeline, which varies from a single day event or a longer-term promotional event over a series of weeks.

•	Public Relations / Business Services - We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an explicit company identity.

•	Advertising — Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through the Company’s application (CPA basis). Proceeds from such contracts is recognized over the period in which the advertisements are displayed on the websites.

•	Advisory Services —The Company promotes and makes available advisory and consulting services to members for the purpose of support, introduction guidance and general mentoring and education of members in their pursuit of their entrepreneurial objectives, for which fees are charged. These revenues are recorded when services for the transactions are determined to be concluded, generally as set forth under the terms of the engagement or when the sundry milestones have been completed after the defined services are performed. Transaction-related expenses, primarily consisting of costs directly associated with the transaction, are deferred and recognized in the same period as the transaction revenue.

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

Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets. There was no impairment charge for the period ended September 30, 2014.

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

Balance sheet accounts of the Company’s wholly owned European subsidiaries are converted from their local currencies into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets located in Europe are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in general and administrative expense in the condensed consolidated statements of comprehensive income.

Comprehensive Loss

There are components of comprehensive loss other than net loss that the Company has incurred as it relates to foreign currency, and accordingly the Company now presents a comprehensive income and loss for the periods presented.

Results of Operations

Three Months ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Our revenue for the three month period ended September 30, 2014 was $353,903 compared to $207,022 for the three month period ended September 30, 2013. All of our revenue was derived from member payments, event fees, annual event packages, public relations and advertising revenue along with advisory fees, sponsorships and revenue shares with strategic partners. This increase of approximately $146,881 in revenue for the period is primarily attributable to the increase in mentoring services revenue from the rebound in sales of our EQ Mentor entity and increases in our member services and on line advertising on EFactor.com.

The table below sets forth the amount of revenues we have recognized for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013

Member Services	$53,696	$31,003
Sponsorships	-	794
Advertising	13,605	-
Advisory Services	210,213	78,479
Public Relations	76,389	96,746
	$353,903	$207,022

The table below sets forth our revenue based on our business segments for the three months ended September 30, 2014:

Three Months Ended September 30, 2014
Social Networks	$127,844
Education and Mentoring	149,670
Business Services	76,389
$353,903

During the three months ended September 30, 2014 we continued to add value to the VIP membership, a premium membership that allows members to get discounts on webinars, events and our library of content (Knowledge) and have marketing campaigns on a regular basis amongst our growing member-base to increase the number of VIP members. We believe the premium memberships represent a substantial growth area for revenue. In addition to the VIP premium membership, we intend to launch additional premium memberships (all on a recurring revenue basis) such an ESpace premium memberships (all on a recurring revenue basis) in line with our new EScore benchmarking tool for Entrepreneurs which we developed, launched and continue to develop during 2014.

The intention is to add other premium membership services going forward based on products and services our acquired companies can offer specifically to our members in the coming year.

Our mentoring and advisory fees are derived through EMentoring - our online/offline mentoring service that we plan to extend in the coming year as well, including entrepreneurial mentoring provided by key members of the EFactor team members. Sponsorships from companies that wish to gain exposure to our membership base. Sponsorship can be for a specific event or series of events or to gain placement in our newsletters or on the site. During the three months ended September 30, 2014 this business segment was able to progress in its redesigned platform, generating an increase of over $60,000 in revenue.

We have recently begun the process of fully engaging "traditional" advertising on our site such as banners or pop-ups. We began this process of retargeted our advertising in 2013 keeping true to our beliefs of the intent not to have blatant advertising on our site. During the three months ended September 30, 2014 this business unit was able to progress in its redesigned platform, generating an increase of over $60,000 in revenue.

Operating Costs and Expenses

Our operating expenses increased by approximately $2,967,758 to $3,786,762 for the three month period ended September 30, 2014, from $819,004 for the three month period ended September 30, 2013. These increases were primarily due to the increase in general and administrative expenses of approximately $2,800,551, an increase in cost of revenue of approximately $97,837, an increase in sales and marketing expense of approximately $35,990, and an increase in depreciation and amortization of approximately $33,380.

Interest Expense

Interest expense increased to $289,134 for the three month period ended September 30, 2014, compared to $145,932 for the three month period ended September 30, 2013. In the three month period ended September 30, 2014 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of debt discount and share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to the raising further capital and increasing revenues over the course of the next 18 months.

Net Loss

Our net loss increased to $3,721,993 for the three months ended September 30, 2014, compared to $1,784,773 for the three month period ended September 30, 2013. The increase in net loss compared to the prior year period is primarily a result of the increase in operating expenses of $2,967,758 and the increase in interest expense and amortization of debt discount of approximately $203,805 offset by the decrease in loss on conversion of debt of $1,026,859.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Our revenue for the nine month period ended September 30, 2014 was $619,034 compared to $623,959 for the nine month period ended September 30, 2013. All of our revenue was derived from member payments, event fees, annual event packages, public relations and advertising revenue along with advisory fees, sponsorships and revenue shares with strategic partners. The decrease of approximately $4,925 in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily attributable to a decrease in revenue from mentoring fees as a result of our transition in April 2014 to a new website with improved technology offset by increases from recent acquisitions.

The table below sets forth the amount of revenues we have recognized for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013

Member Services	$71,665	$41,426
Sponsorships	3,411	4,397
Advertising	56,129	-
Advisory Services	213,087	329,385
Public Relations	274,742	248,751
	$619,034	$623,959

Operating Costs and Expenses

Our operating expenses increased by $4,334,561 to $7,301,088 for the nine month period ended September 30, 2014, from $2,966,527 for the nine month period ended September 30, 2013. These increases were primarily due to the increase in general and administrative costs of $4,145,671, an increase in cost of revenue of $117,236, and an increase in loss on forgiveness of liabilities of $117,607. These increases were partially offset by decreases in sales and marketing expenses of $13,111 and depreciation and amortization expense of approximately $32,842.

Interest Expense

Our interest expense increased to $1,752,283 for the nine month period ended September 30, 2014, compared to $455,329 for the nine month period ended September 30, 2013. In the nine month period ended September 30, 2014 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $1,536,825 for the amortization of debt discount and share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to the raising further capital and increasing revenues over the course of the next 18 months.

Net Loss

Net loss increased to $9,060,406 for the nine month period ended September 30, 2014 from $3,824,756 for the nine months ended September 30, 2013. The increase in net loss compared to the prior year period is primarily a result of an increase the operating costs and expenses, the increase in interest expense of 1,296,954, and an increase in derivative loss of $576,143. These increases are offset by a decrease in the loss on conversion of debt of $976,933.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2014 because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2014 was $53,518 and our monthly cash flow burn rate, that now includes numerous recent acquisitions, has increased to approximately $200,000, excluding professional fees and consultants on an as needed basis. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes. We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of approximately $53,518 as of September 30, 2014. Based on our revenues, cash on hand and current monthly burn rate, around $200,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013 we entered into a revolving line of credit (the “Line of Credit”) with an accredited investor for an amount of up to $750,000. Under the terms of the Line of Credit, the lender has agreed to advance to us for a period of 24 months ending on July 7, 2015 such amounts as we may request up to $750,000. All sums advanced will bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum. Each advance will be due and payable in full 12 months following the day each advance is made. In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under this line of credit) (the “Capital Raise”), all amounts due and payable under Line of Credit will become due and payable 14 days after the consummation of such Capital Raise. In addition to the repayment of each advance, we shall issue to the lender a total of 187,500 shares of restricted common stock upon the full draw down of the line. As of September 30, 2014 we issued 118,750 shares of restricted common stock based on the current advances to date. The number of shares issued in connection with the Line of Credit will be pro-rated according to the amount of the advance. In connection with the Line of Credit, we entered into a security agreement (the “Security Agreement”) with the lender, whereby we granted to lender, as collateral for our obligations to be performed under the Line of Credit. As of September 30, 2014, we received advances under the line of credit totaling $475,000. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the Line of Credit. We believe that once the lender’s extenuating circumstances has been resolved, we will be able to obtain additional advances under the Line of Credit.

On November 7, 2007, EQmentor obtained a line of credit from Wells Fargo. The amount of the line of credit is $500,000 with a provision for over-limit drawdowns. The line of credit has a fifteen year term and interest on the line of credit accrues at 3.5% per annum. The line of credit is secured by certain assets, including the personal residence of the former majority shareholder of EQmentor, Inc. As of September 30, 2014, the current over-limit drawdown for the line of credit was $135,005. We have drawn down approximately $650,000 from the line of credit as of September 30, 2014, which is the maximum amount that can be drawn down from this facility.

On September 4, 2014, the Company retained the investment banking firm Maxim Group to provide investment banking and advisory services to the Company including strategic planning, market analysis, and capital requirements.

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

To secure our long term objectives for growth and profitability we are in active discussions with investment banking firms to assist us with our long-term strategies. We believe we will require approximately $5 million as an interim step to achieve our mid-term goals, of which $2.5 million will be utilized to solidify our current business. There can be no assurance that we will be able to raise this amount of capital in the near future.

Operations

Net cash used in operating activities of $1,697,655 for the nine months ended September 30, 2014, as compared to $1,177,391 in cash used in operations for the nine months ended September 30, 2013.  For the nine months ended September 30 2014, the net cash used consisted primarily of the net loss of $9,060,406 offset by non-cash expenses of approximately $6,227,919 consisting of amortization of debt discount of $1,536,825, stock and option based expense of $3,856,522, loss on derivative valuation of $576,143, depreciation and amortization of $175,725, a loss on conversion of debt of $49,926, and a loss on forgiveness of liabilities of $32,778. Additionally, changes in assets and liabilities consisted of increases in accounts receivable of $32,841, other current assets of $39,111, accounts payable of $819,382, accounts payable – related party of $176,091, accrued expenses of $218,051, and a decrease in deferred revenue of $6,740.

For the nine months ended September 30, 2013, the net cash used in operating activities consisted primarily of a net loss of $3,824,756 offset by non-cash expenses of approximately $1,853,576 consisting of amortization of debt discount of $332,182, stock and option based expense of $370,797, depreciation and amortization of $208,567, and a loss on forgiveness of liabilities of $942,030. Additionally, changes in assets and liabilities consisted of increases in accounts receivable of $87,602, other current assets of $4,067, accounts payable of $325,927, accounts payable – related party of $242,165, accrued expenses of $385,781, and a decrease in deferred revenue of $68,415.

Investments

Net cash used in investing activities of $151,255 for the nine months ended September 30, 2014, as compared to $289,376 in cash used in investing activities for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 the net cash provided by investing activities related to expenditures associated with building our website and increasing in the infrastructure and architecture needed to support the growth in the member base. For the nine months ended September 30, 2013, the investing activities consisted of $313,820 related to the cash paid for the acquisition of property, website, and equipment; these investments were offset by $24,444 in cash acquired in acquisitions.

Financing

Net cash provided by financing activities of $1,931,913 for the nine months ended September 30, 2014, as compared to $1,490,873 in cash provided by financing activities for the nine months ended September 30, 2013. For the nine months ended September 30 2014, the financing activities consisted primary of $1,523,967 in proceeds from notes payable, $478,520 in proceeds from common stock, offset by $70,574 in repayment of debt. For the nine months ended September 30 2013, our financing activities consisted of $1,326,584 in proceeds from notes payable, $167,002 in proceeds from the issuance of shares, offset by $2,713 in repayment of debt.

Capital Expenditures

During the next twelve months we expect to realize approximately $1,000,000 in stock related services from our recently announced agreement with FreedomLab B.V. ("FreedomLab"), a Netherlands-based research and innovation studio affiliated with Dasym Investment Strategies BV, in connection with development of our website and the expansion of our business. We anticipate these expenditures will be funded through the issuance of our common stock rather than cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because our business is relatively new and has no history and we have relatively few sales, no certainty of continuation can be stated. Our financial statements for the three and nine months ended September 30, 2014 and the twelve months ended December 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we issued 78,649 shares of common stock to two non-affiliate investors in connection with the sundry promissory notes that were entered into during the quarter. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations.

On July 11, 2014, the Company issued 3,150,000 shares of its common stock for investment banking services. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact that this was a private transaction with an accredited investor.

During the three months ended September 30, 2014, we issued 13,319,100 shares of common stock related to the acquisitions of HT Skills. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations.

During the three months ended September 30, 2014, we issued 1,250,000 shares of common stock related to the acquisitions of Member Digital. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations.

During the three months ended September 30, 2014, we issued 2,812,500 shares of common stock related to the acquisitions of GroupCard. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

10.1#	Exchange Agreement with HT Skills Ltd.

10.2#	Exchange Agreement with Member Digital Ltd.

10.3#	Exchange Agreement with Business Growth Systems, Ltd.

10.4##	Exchange Agreement with GroupCard BV

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

# Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on July 3, 2014.

# Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K, filed on July 3, 2014.

# Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K, filed on July 3, 2014.

## Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on July 10, 2014.

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

EFactor Group Corp.

Dated: November 14, 2014		/s/ Adriaan Reinders
	By:	Adriaan Reinders
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2014		/s/ Mark V. Noffke
	By:	Mark V. Noffke
	Its:	Chief Financial Officer (Principal Financial Officer)

