Form 10-K
period 2014-12-31
EFACTOR GROUP CORP.
filed 2015-04-14
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

Commission file number: 000-51569

EFACTOR GROUP CORP.

(Exact name of registrant as specified in its charter)

NEVADA	84-1598154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Avenue of the Americas, Suite 5060 New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(650) 380-8280

Registrant’s telephone number, including area code

605 Market Street, Suite 600

San Francisco, CA 94105

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The aggregate market value of our common stock held by non-affiliates as of December 31, 2014 was $21,489,402.

As of April 10, 2015, there were 147,733,139 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and may be beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.

For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “EFactor Group", “EFactor”, "we"", "our", the "Company" and similar terms refer to EFactor Group Corp., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary,  “ 2013 ”  refers to the year ended December 31, 2013,   “ 2014 ”  refers to the year ended December 31, 2014.

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

Reverse Acquisition of The E-Factor Corp.

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (which we refer to herein as the Exchange Agreement) with The E-Factor Corp., a Delaware corporation (which we refer to herein as EFactor), and certain shareholders of EFactor (such transaction, the “Share Exchange”), pursuant to which significantly all of the common stock sellers of EFactor (the “Original Sellers”) agreed to transfer to us 6,580,250 shares of common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares of our common stock; (b) 5,000,000 shares of Series A Convertible Preferred Stock; and (c) an additional 22,231,155 shares of our common stock were issued upon the effectiveness of the 1:40 reverse stock split of our common stock in October 2013 (the “Additional Shares”).  The Share Exchange closed on February 11, 2013. We issued additional shares to the remaining 30% of the sellers in several tranches during the fourth quarter of 2013 and the first part of 2014 aggregating to 16,448,841 shares which represented the remaining outstanding common stock.

Of the 5,000,000 shares of Series A Convertible Preferred Stock issued in the Share Exchange, 2,500,000 shares automatically converted into approximately 12,906,223 shares of our common stock upon the effective date of the 1-for-40 reverse stock split in October 2013.  The remaining shares of Series A Preferred Stock are not convertible into shares of our common stock.

As a result of the Share Exchange, EFactor became our majority-owned subsidiary.  We are now a holding company with all of our operations conducted through EFactor Group Corp., which is the owner of a portfolio of entrepreneur-focused product and service companies which exist around and complement EFactor.com, a targeted social network providing content and resources for entrepreneurs worldwide. The EFactor network is designed to support our members as their business grow, along each step of the process.

On September 20, 2013, our board of directors and majority stockholders approved the following amendments to our Amended and Restated Articles of Incorporation:

1.	to change our name to “EFactor Group Corp.”;

2.	to increase the number of authorized shares of our preferred stock from 10,000,000 shares, par value $0.001, to 20,000,000 shares, par value $0.001;

3.	to increase the number of authorized shares of our common stock from 100,000,000 shares to 175,000,000 shares; and

4.	to effect the 1-for-40 reverse split of our common stock described above.

On October 11, 2013, we filed a Certificate of Amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the name change, the increase in authorized preferred shares and the increase in authorized common stock.  Further, on October 15, 2013, we filed a Certificate of Change to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effecting the 1-for-40 reverse stock split.

Our Company

EFactor Group Corp. is the owner of a portfolio of entrepreneur-focused product and service companies which exist around and complement EFactor.com, a targeted social network providing content and resources for entrepreneurs worldwide. The EFactor network is designed to support our members as their business grow, along each step of the process.

Through our portfolio of companies, we: (i) connect entrepreneurs to their peers, and to knowledge, benefits and business opportunities, (ii) offer various opportunities for our members to engage, grow, meet and learn, both online and through personal networking, (iii) provide appealing interactive peer-to-peer tools, and (iv) provide digital content to engage members and drive member business services.

The hub of our business is the targeted social network for entrepreneurs that is designed to provide our members with access to the people, tools, marketing and expertise to succeed and make real, trustworthy and lasting connections.  We operate  EFactor.com, which, based on our management’s research, is one of the few targeted social networks whose members are business owners and founders participating in a network dedicated to the specific requirements of entrepreneurs. As of the date of this report, we have over one and a half million members, who reside in 222 territories and operate across 240 industries. Around the social networks, in a spoke structure, we also own various subsidiaries, located in Europe and the US that provides business owners and working professionals with services to enhance their business structure.

EFactor Group in summary provides a single platform that enables access to a network of contacts, registration for networking events, advisory consulting, various business tools and a broad range of services and information. Revenue derived from our social networks for the twelve months ended December 31, 2014 and 2013 was $153,126 and $68,993, respectively. The balance of our revenue was derived from our acquisition of supplemental businesses, which totaled $1,481,476 and $672,791 for the twelve months period ended December 2014 and 2013, respectively.

We define “members” as individuals that sign-up through our custom built sign-up mechanism and set up an account (i.e. have “opted in”).  We define a “visitor” as anyone that visits the EFactor.com and our other social network websites whether as a member or a non-member.  We have approximately 1.5 million “Entrepreneurial” members.  Of these members, over a third are considered “active members” by visiting the site regularly, participating in our physical events and either responding to or reading our newsletters and other communications.  We have approximately 1.5-2 million visitors to our website monthly. EFactor.com is a 90% custom built platform.  Most of the code is created by EFactor contractors/employees and is only used by EFactor. Code and designs are proprietary to EFactor and are protected by confidentiality agreements we enter into with our employees and third-party contractors.

The following table represents the site visit metrics for the Company during the twelve months ended December 31, 2014 and 2013:

	2014	2013
Visits:	22,073,005	21,413,304
Visitors:	19,024,469	11,212,519
Pageviews:	96,950,142	75,849,847
Pages per visit:	4.34	3.61
Bounce rate:	15.81%	23.54%

With EFactor.com, entrepreneurs can create new connections that bring value to the entrepreneur’s business or the fledgling entrepreneur’s idea. The core of our service is to create these valuable connections that are based on a strong proprietary algorithm that is at the heart of our database. This process is referred to as EScore™ which allows entrepreneurs to benchmark themselves against an algorithm metrics and helps them find the resources they require for their operations – through a variety of innovative tools accompanied by the guidance and education they need to take qualified decisions. EFactor also provides a technology platform that allows Entrepreneurs to gain knowledge about specific topics from accredited mentors and also an offline environment through our Events that allows for real-life connection between members.

Our portfolio of companies are classified into four divisions:

•	Social Networking: This encompasses EFactor.com, the heart of our organization is a targeted social network providing content and resources for Entrepreneurs worldwide. The Division also includes ELEQT, a social discovery network and GroupCard. The EFactor network is designed to support our members as their businesses grow, along every step of their journey. The member has the ability to connect with other the targeted people or services that can provide talent that will help them succeed.

•	Education and Mentoring: We provide key information, articles, webcasts, videos and advice and access to mentors and peers.

•	Business Services: We connect members to relevant people via our proprietary algorithms and live events. We also negotiate discounts on products and services that entrepreneurs need.

•	Funding Awareness: We educate and assist entrepreneurs in their search for funding, including the different types of funding that may be available and the resources they may use to locate funding. However, we do not supply funding, participate in the offering or sale of securities, or participate in any specific funding transactions in any way.

We generate revenues from the following sources:

	Year ended
	December 31,
	2014	2013
Social Network	$744,245	$68,994
Education / Mentoring	490,310	315,989
Business Service	400,047	356,802
	$1,634,602	$741,785

•	Social Networking generates revenue from the following:

Member Fees:  We have a VIP package which offers members access to premium services such as all our events, airport lounges, VIP lounges and VIP content on the site. We also hold a variety of networking and informational events for our members to which members can gain a subscription and provide varying other membership packages to our members that allow them access to premium services via our website.

In addition, with our acquisitions which we completed from July 2014 onwards, we are building a series of products and services with those acquired companies’ offerings that are suitable and affordable to our members. Such packages will be brought into the mix and will be offered to members through promotions as well as prompts.

Sponsorships: We generate revenues from sponsors in a variety of ways.  Sponsors can gain exposure to our members either through placement or short write-ups in newsletters and event invitations or by sponsoring one of our events where they may provide access to their products or services (booth/stall) or by serving as a speaker or panelist at an event relating to their industry. This may also include contributing content to our website.

Website advertising: We gained added revenue from selling banner advertising spots along with and click-throughs with well-known brands that target our entrepreneurial membership.

Third-party revenue sharing: In addition to our own products, we will offer products of third parties to our members provided they are suitable and will offer a discounton their retail value to our members. From such third party services, EFactor will gain a small revenue share.

•	Education and Mentoring generates revenue from the following:

Advisory Services:  We promote and make available advisory and consulting services to members for support, introduction guidance and general mentoring of members in their pursuit of their entrepreneurial objectives, for which fees are charged.

Education: We are a fully-accredited provider of high-quality apprenticeships and work-based vocational learning, we are also an experienced welfare-to-work job-broker. Our key drivers include a business model that is inherently flexible and highly scalable, to our clients human capital needs so they can respond rapidly to their evolving employment requirements. Some of the apprenticeships include, but not limited to; business administration, customer service, leadership and management, childcare and nursery assistants. health and social care, and hair and beauty.

•	Business Services generates revenue from the following:

Public Relations:  We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an explicit company identity.

Branding and Design: We provide our clients with graphic design, marketing and corporate positioning to help improve their clients’ visual identity and packaging of our stakeholders products and services.

Although EFactor is a global platform, our marketing efforts are primarily focused on the following five core territories: United States, United Kingdom, India, China and The Netherlands. We plan for additional territories to be developed over time with live events taking place in those geographies where a high concentration of members evolves.

We have created and started to implement a strategy based on acquiring companies that fit with, and add value to, our core member base of entrepreneurs. We have initiated research and identified a number of companies that can potentially provide a product or service that is scalable, profitable and easily adapted to accommodate thousands of new clients. Through this “roll-up strategy,” we believe we will grow both organically and through further acquisitions over the next 12-18 months.

The chart below outlines the current completed acquisitions and structure of our Social Network:

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

EQmentor is a cutting-edge online professional development company that provides working professionals 24/7 access to a custom-matched mentor, a global cross-industry peer community, and repositories of knowledge to empower high performance in the workplace. Organized in 2007, EQmentor is the first company to statistically demonstrate an increase in EQ through its program.  EQ stands for Emotional Intelligence, a scientific, measurable intelligence which indicates a person's emotional maturity. EQmentor mentees show an average increase of 17 points in their EQ scores between their pre and post assessments. To put that into context, other studies have shown that the average adult increases their EQ by just 3 points a year when processing the cumulative experiences that they have had during that one year.

We launched a reengineered EQmentor program for entrepreneurs during the first quarter of 2014. This provided a more scalable form of product offering to our membership base along the same line as with our larger corporate clients, but at a more cost effective price to our members.

We believe EQmentor has shown a statistically validated increase in EQ.  Dozens of other studies have already shown a positive correlation between high EQ and various performance metrics such as higher sales, higher productivity, higher employee engagement, customer satisfaction.

MCC International Ltd.

On February 14, 2013, EFactor acquired 100% of the outstanding securities of MCC International, Ltd., or MCC, and MCC became our wholly-owned subsidiary.  EFactor originally issued 666,667 shares of its common stock to MCC’s stockholder in exchange for 100% of MCC outstanding securities.  The shares of EFactor common stock were exchanged for  196,249 shares of our common stock at the closing of the transaction, with an additional 3,490,281 shares of our common stock issued in November 2013.

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

MCC is a highly creative, proactive, and proven PR and communications agency, specializing in business, technology, and science — from Entrepreneur start-ups and spin-offs to global consumer brands. With over 25 years of successful campaigns, MCC ensures that the right message reaches the right people at the right time for a powerful impact on clients’ businesses.

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

HT Skills, based in London, is a fully-accredited provider of high-quality apprenticeships and work-based vocational learning, and is also an experienced welfare-to-work job-broker. With experience and creativity, and a business model that is inherently flexible and highly scalable, HT Skills can respond rapidly to the evolving requirements of funders, employers and individual clients. HT Skills has successfully delivered Government-funded contracts for Skills Funding Agencies, Department of Work and Pensions, and European Social Funds and has secured sustainable employment for thousands of young people since 2006.

HT Skills learning programs include:

•	Business Administration
•	Customer Service
•	Leadership and Management
•	Childcare and Nursery Assistant
•	Health and Social Care
•	Hair and Beauty

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

Member Digital offers entrepreneurial solutions for targeted interests — inspiring action, and increasing income. From subscription websites, to digital advocacy and simple CRM, Member Digital has many diverse solutions for Entrepreneur's. Member Digital consists of four main solution platforms:

•	SubHub: Launched in 2004, is a leading solution for building and managing membership websites. Scores of content creators and more than 50,000 subscribers depend on SubHub to help them profit from their knowledge.

•	MemberCore: Makes it easy for trade and professional associations to manage member data, gaining a better understanding of member activity and engagement.

•	CampaignHuddle: Enables charities, not-for-profits, businesses and other organizations to build and manage digital advocacy campaigns to influence a political or social cause.

•	Enterprise Solutions: Member Digital leverages its deep understanding of membership software to build custom solutions for publishers seeking to monetize their targeted audiences.

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

GroupCard is a full service organization helping local organizations and groups (i.e. sport clubs, charities, student associations, family caregivers) create extra value for their members, sponsors and partners. Based on a unique combination of services, technology, partnerships and business models, GroupCard is a revenue-generating partner to create extra value while keeping clients focused on their core business.

Services include:

•	Nationwide and online network of partners

•	Loyalty, coupon and gift card platform

•	On and offline communication facilities

•	Fan Funding

•	Card Management

•	Marketing Services

ELEQT Ltd.

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

ELEQT is an exclusive social discovery network for trendsetters in style and business. ELEQT brings trust and relevance back to social networking by offering a trusted social network, via www.eleqt.com, where members can engage with fascinating people to meet, discover things to do, places to go and trends to follow. ELEQT also organizes hundreds of exclusive member-only events around the world.

ELEQT has a global network with local operations and has operations in Hong Kong, Beijing, Singapore, Dubai, Amsterdam, London, São Paulo, Santiago de Chile, Dutch Caribbean, Boston and New York. ELEQT plans on rolling out quickly to other world capitals and is continually upgrading its online community to better serve its members and partners. ELEQT is believed to be the social network of choice of the Quintessentially Group, the award-winning and leading international luxury lifestyle and concierge company

Robson Dowry Ltd.

On November 15, 2014, the Company entered into an Exchange Agreement by and among the Company, Robson Dowry Associates Ltd., an entity organized under the laws of the England and Wales (“Robson Dowry”), and the shareholders of Robson Dowry Associates Ltd. (the “Robson Dowry Sellers”). On the same date, the parties consummated the transaction, pursuant to which the Sellers sold, and the Company purchased, all of Robson Dowry’s outstanding capital stock, in exchange for 1,500,000 unregistered shares of the Company’s common stock.

Robson Dowry is an independent branding and design group with a track record of over 30 years. The company is based in the United Kingdom and maintains a roster of brand-leading clientele such as; The Bank of England, Admiralty Ukho and Felix Solis Wines. The firm is headed by Ian Robson, who founded the company more than 30 years ago. Robson Dowry provides its clients with graphic design, marketing and corporate positioning to help improve their clients’ visual identity and packaging. This business is anticipated to provide branding and marketing services to EFactor.com members in cooperation with MCC International.

Social Media Market Overview

We can be classified as a “targeted social network” and we operate in the generic “social media” industry. The market in which we operate can be characterized by the following information from ComScore (Industry Report, Jan 2012):

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

The following are three of the key findings from the ComScore report:

•	Social networking is the most popular online activity worldwide;
•	In October 2011, 1.2 billion users around the world visited social networking sites, accounting for 17% of the world’s population; and

•	Nearly 1 in every 5 minutes spent online around the world is now spent on social networking sites, making social networking the most popular content category in engagement worldwide.

According to Global Entrepreneurship Monitor (GEM) (2013):  “In 2014 >400 million people around the world will be engaged in early stage entrepreneurial activity.

Also during 2013 and 2014 the “Doing Business Report” by the World Bank Group (2013) and Entrepreneur Weekly (2014) summarize that on an annual basis >4,000,000 new companies are registered around the world.

The Challenge for Entrepreneurs lies in the fact that 25% of new businesses fail in the first year, 36% in the second and 44% in the third (from Doing Business Report, WBG 2013).

We believe targeted social networks in particular are poised for growth in the coming years as people shift from generic platforms to those where they feel they are connecting with likeminded people sharing a common interest.

Entrepreneurship, our key focus, is one of the biggest common interests in the world today and a growing market exists serving those that start their own business. According to an independent researcher, Moya K. Mason, in 2014 states that there are about 300 million persons trying to start about 150 million businesses worldwide.

Our relevant market size is based on entrepreneurs in fast-growing industries that have an affinity with the online world.  Of the 300 million potential entrepreneurs mentioned above - approximately 25% would be considered our target audience, e.g. 90 million members. Of these, we believe we can anticipate reaching and signing up approximately 3.5%, or 3 million, through 2015.

Competitive Analysis

We are not aware of any direct competitors that combine the targeted community for entrepreneurs with real-time events and access to resources and funding. There are other companies that do one of these aspects but not combined in the way we do. For example, sites such as Gust seek to provide entrepreneurs access to funding while general social networking sites such as Facebook provide a more conversational medium to a general audience not specifically targeting any one demographic group. We started out when social networking was in its infancy. We believe that there are very few companies that have the expertise and in-depth knowledge that we have of the industry as a whole and social media in particular, which expertise has been built over the past four years.

Our business most often gets compared to LinkedIn. LinkedIn does not allow for the typical social networking elements which create a true community.  LinkedIn is focused on professionals that are in full employment with a firm/organization, whereas, we specifically aim at the business owner.  LinkedIn’s revenue is largely derived from recruitment companies and software sold to HR departments.  Our revenue is derived from our members, sponsors and products/services sold to members as well as in future from data-mining and advertising.

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

Direct Competitors

We do not believe we have any direct competitors. However, a number of smaller targeted networks exist in the entrepreneurial space with approximately 25,000 to 100,000 members such as WomensLeadershipExchange.com. We view many of these companies as potential acquisition targets.

Indirect Competitors

The following companies could be considered indirect competitors.

XING - “the social network for jobs, business & careers”

•	Products/services offered: Premium package includes: See who viewed your profile, advanced search, send private message, Add free member profile, upload documents to your profile.
•	Member base: 11.1 million members
•	Location(s): Germany
•	Members based in: German speaking countries (Germany, Switzerland, Austria - 50% of all members) and Middle East
•	Key strengths: Strong home market, profitable.
•	Key weaknesses: Strongly focused on Germany (70% new members are German speaking), lack of exposure outside of Europe

LinkedIn

•	Products/services offered: Store your Resume
•	Location(s): Mountain View, California
•	Member base: 161 million members
•	Customer segments/geographies served: Global. Members in 200 countries. 61% of LinkedIn Members are located outside the US.
•	Products/services offered: Premium Package includes: See who viewed your Profile, Advanced Search, Send Private Message, Add free member profile, Upload documents to your profile.
•	Key strengths: Market Leader in HR services
•	Key weaknesses: One core focus i.e. human resources, high degree of exposure to human resources companies for revenue.

Competitive Advantages

We believe we are positioned to show a strong performance in our industry for the following reasons:

•	We believe we are a market leader in the niche for social networks for entrepreneurs whose members are business owners/founders in a network dedicated to their requirements.

•	We are present in 222 territories across 196 countries, although we currently focus our marketing efforts primarily on five core territories (US, UK, China, India and the Netherlands).

•	Our management team has invaluable experience as serial entrepreneurs and building multiple businesses, which gives them a unique perspective into their members’ needs and requirements as well as experience in building a large organization on an international basis.

•	Management has experience in setting up and executing a roll-up strategy.

•	The Management team has been strengthened during 2014 with two individuals well versed in Social Media (Ruud Smeets, previously CEO ELEQT) and Digital Marketing (Mark Stanich, previously CMO and President Digital Media, both American Express Publishing Corp and Time Inc’s Affluent Media Group, a division of Time Warner).

•	Management has been in the social media market since it took off in 2007.

•	We have developed custom built technologies that allow us to provide high quality products/services and maintain a great customer experience.

•	Events are a core element of our overall concept and allows both solid member acquisition as well as increasing brand awareness, member loyalty and revenues. Global live streaming events will be added to the product line to expand even further and increase the ability for our members to participate.

•	We believe we have a solid business model that relies on multiple revenue streams and has been extended by adding multiple products/services through the acquisitions that took place in 2014.

•	We are highly focused on a unique, globally expanding audience that requires a lot of resources that we can supply. We believe that many entrepreneurs spend on average $500,000 per year on products and services that enable them to run their businesses. Given our ability to provide economies of scale to individual owners, we can assist in saving members cash.

•	We pride ourselves on providing well above average customer service to our members thus generating a high degree of loyalty and involvement of members to the brand.

•	We have a marketing skill set that enables us to continue to grow virally and attract new members at a low cost.

Technology Platform

Network for Entrepreneurs

Our technology platform uses state-of-the-art technologies, such as data engine search and data vector analysis, to broaden the opportunities and to increase success in business relationships. Our data mapping algorithms introduce a new service, a new prospect, a new partner or a new investor to a member when they are ready to begin building this business relationship. Our business maturity modeling facilitates gap analysis for members and recommends pathways to accelerate their business maturity. We recognize technology is there to support human beings and our entire platform is conceived to integrate human interaction with technology to benefit the business relationship.

Our Network for Entrepreneurs is a platform for building high impact business relationships. For example, the Network’s gap analysis through EScore may identify the need for a member to improve his or her business goals.  It will then make recommendations for a well-qualified mentor to mature the member’s skills required to fill this gap.  At the same time the member could seek recommendations for a new business supplier located in a distant city.  Or a member can simply ask for opinions about attending a particular trade show.  Building strong business relationships leads to business success and Business Network for Entrepreneurs is an important tool in achieving those relationships.

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

EScore

In September 2013, we released a new functionality called EScore, which allows entrepreneurs to measure their strengths and weaknesses in the following five key areas called vectors: leadership, finance, technology, sales and marketing and social value. Throughout 2014, we have amended and strengthened our benchmarking tool that allows members to follow clearly defined steps to build up their individual EScore and build a better business. The overall score gives the member a strong indication of where additional attention might be needed, or where they ought to find a partner with the skills the entrepreneur themselves may lack. Each vector leads to a maximum score of 200, with the five vectors combining to a maximum EScore of 1,000.

FreedomLab: Building a Better Business

In December 2014, we were pleased to announce our partnership with the FreedomLab campus for crossover innovation. Freedomlab is a creative strategy boutique, and is one of the pillars of the Dasym investment group. FreedomLab is working closely with EFactor’s team in our current redesign and insert their group of gamefication experts, social storytellers, algorithm specialists, visual designers and many other skills to further boost the engagement level of our users. Together, we are developing the next version of our platform that will encourage the increase of interaction amongst members and to deploy specific services. The process we are currently following is a mixture of service design and lean, to guarantee that we are co-creating with the entrepreneurs and entrepreneurial spirit in our organization and network.

We have identified three key areas in which FreedomLab will assist: Website dynamics, NextGen publishing and data driven services. The first of these three is the uplift of EScore from an integral part of the network into a data driven service. This coming year Escore will undergo a transformation and become more intuitive and adaptive to each individual member. The main pivot in our strategy going forward is to change Escore from a tool that is embedded into our network itself towards a more data driven mobile app which can learn and nudge entrepreneurs on those actions, contacts and content that help them to Build a Better Business. In this way the interplay of app and network provides huge advantages to the entrepreneur and plenty of data to EFactor to further improve the relevance of our services. An approach the market likes to refer to as narrow AI1.

Technical Overview

In addition to the above components with EScore, the forefront of our technology platform is further defined as:

•	Product Marketing. Our product marketing continually evaluates and improves product concepts and drives a development release cycle to ensure rapid time to value for our service offerings.

•	Architecture. Our platform uses Linux, Apache HTTP Server, MySQL and PHP (LAMP). Open Source code is also used for data search and data analysis.

•	Availability. Our hosting provider is a certified global hosting service that provides networking and hands-on system administration. Alerting and performance management reports and tools are included. The infrastructure is designed and operated as fault tolerant.

•	Performance. Our production infrastructure is scaled and tested to support users in the millions. Significant capacity currently exists to support accelerating growth.

•	Business Continuity. Replications of source code and data is maintained online at a separate facility. Offsite backups for production are completed weekly.

•	Information Security. We meet audit standards for protection of privacy data and for protection of credit card information. A full Information Security Audit is scheduled and will be completed in the first half of 2015.

Our Social Network has achieved an important business objective by reaching a subscription base of over one and a half million members. The current technology platform demonstrates the business value technology provides to EFactor.com members - that said, we are extremely excited about our planned next steps.

During 2015, we plan to further enhance the business value proposition with significant technology advances in cooperation with our partner FreedomLab as described above. The primary business objective is to provide an adaptive and refocused EScoreas well as additional service offerings with associated additional revenue streams bringing in the offerings of each of the acquisitions made or to be made during the course of the next 12-18 months. With FreedomLab, we will also continue working on NextGen Publishing and general improvements to website dynamics and interactivity between members.

1Narrow AI, a technology subset focused on solving specific, reasonably well-defined problems."

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

Intellectual Property Rights

We rely on trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technologies and enter into confidentiality agreements with our employees and third party developers.  We restrict access to our key proprietary technology to a limited number of our executive officers and managers.  We have not applied for patent protection of our proprietary technology because such applications would require us to publicly disclose these aspects of our technology we wish to remain confidential.  Instead, we have chosen to maintain the technology as trade secrets.  We also own a trademark registration relating to the EFactor name and color trademark in The Netherlands and the European Union as well as trademarks for some of our subsidiaries Member Digital’s SubHub a trademark solution for building and managing membership websites.

Research and Development Activities

We have spent approximately $65,000 and $350,000 for the years ended December 31, 2014 and 2013 respectively on website development activities, along with close to $125,000 of employee time in enhancing our website.

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

Employees

As of December 31, 2014, we had 55 full-time employees (including five members of management) and eight independent contractors. The table below is the outlines the employee and independent contractors by company.

	Full Time	Contract	Total
EQMentor	-	1	1
ELEQT	21	1	22
EFactor.com	1	1	2
HT Skills	5	-	5
Member Digital	3	2	5
GroupCard	11	2	13
Robson Dowry	6	-	6
EFactor Group	8	1	9
	55	8	63

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

If the market for targeted online networks for entrepreneurs does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed.

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

As of December 31, 2014, we had a minimal amount of cash on hand and we are not always able to meet our current operating expenses.  While we intend to raise capital to fund our operations, sources of financing might not be available on favorable terms, if at all.  There is no assurance that we will be able to raise the additional funds needed to fund our business.  If we are not able to raise such sufficient capital, our continued operations will be in significant jeopardy and we may be forced to materially scale back, alter or cease operations, which would lead to a significant decrease in the value of your investment or even the lose the entire amount of your investment.  Moreover, any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on your investment.

In addition, the timing of the growth of our business is also dependent on our abilities to obtain credit facilities such as asset based financing facilities, which may be unavailable to us on favorable terms or at all.

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

One of our core values is to make decisions based on the best interests of our members, which we believe is essential to increasing our member growth rate and engagement. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our members, even though it may negatively impact our operating results in the short-term. In addition, this core value may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. This could result in enterprises and organizations blocking access to our website. Our decisions may not result in the long-term benefits that we expect, in which case our member engagement, business and operating results could be harmed.

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

If the SEC determines that we are a broker-dealer, investment adviser or crowd-funding portal, we would need to register with the SEC.  Section 3(a) (4) of the Securities Exchange Act of 1934, as amended, or Exchange Act, states that a “broker” is “any person engaged in the business of effecting transactions in securities for the account of others.”  Such brokers (and dealers) are required to be registered under Section 15(a) (1) of the Exchange Act, which makes it unlawful for “any broker or dealer to effect any transactions in, or to induce or attempt to induce the purchase or sale of, any security unless such broker or dealer is registered.

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

We collect, process, store, share, disclose and use personal information and other data, which subjects us to governmental regulations and other legal obligations related to privacy and security, and our actual or perceived failure to comply with such obligations could harm our business.

We collect, process, store, share, disclose and use information from and about our members, customers and users, including personal information and other data, and we enable our members to passively and proactively share their personal information with each other and with third parties and to communicate and share news and other information into and across our platform. There are numerous laws around the world regarding privacy and security, including laws regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our members and users. The scope of these laws are changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules.

We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry codes of conduct relating to privacy and data protection and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Data privacy and security are active areas and new laws and regulations are likely to be enacted.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to members, customers or other third parties, or our privacy or security-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal or other information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws, our policies or other privacy or security-related obligations, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business. Finally, governmental agencies may request or take member or customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.

Public scrutiny of Internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use and security of personal and other information by companies offering online services have recently come under increased public scrutiny.

In the U.S., the federal government, including the White House, the Federal Trade Commission, the Department of Commerce and Congress, and many state governments are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new definitions that may impact data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications. In addition, the European Union is actively considering a new General Data Protection Regulation, which may result in significantly greater compliance burdens for companies with users and operations in the European Union. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens.

In addition, government agencies and regulators have reviewed, are reviewing and will continue to review, the privacy practices of online media companies including our privacy and security policies and practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online social media companies. These reviews can and have resulted in changes to our products and policies, and could result in additional changes in the future. If we are unable to comply with any such reviews or decrees that result in recommendations or binding changes, or if the recommended changes result in degradation of our products, our business could be harmed.

Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending electronic messages and the provision of online payment services, including credit card processing, which are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with our online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States.

For example, laws related to the online dissemination of content of others and laws related to sending messages over online service are continuing to evolve and are being tested pursuant to actions based on, among other things, invasion of privacy, spam, and other torts, unfair competition, copyright and trademark infringement, credit reporting and other theories based on the nature and content of the materials and messages sent or provided by others.

In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, content regulation, cybersecurity and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. It is also likely that as our business grows, evolves, and an increasing portion of our business shifts to mobile, and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the availability of such content on a geographical basis or to certain groups of members. In some cases, laws and legal obligations of various jurisdictions may be ambiguous or conflict as to our right to display and distribute certain content as part of our online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws. It is difficult to predict how existing laws will be applied to our business and the new laws and legal obligations to which we may become subject.

If we are not able to comply with these laws or other legal obligations or if we (or our members) become liable under these laws or legal obligations, or if our services are suspended or blocked, we could be directly harmed, and we may be forced to implement new measures to reduce exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

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

The market for online entrepreneurial networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft, Twitter and LinkedIn could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.

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

Our business depends on continued and unimpeded access to our products and services on the Internet by our users and advertisers. If we, or our users, experience disruptions in Internet service or if Internet service providers are able to block, degrade or charge for access to our products and services, we could incur additional expenses and the loss of users and advertisers.

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

Our products and services incorporate complex software and we encourage employees and consultants to quickly develop and help us launch new and innovative features. Our software has contained, and may now or in the future contain errors, bugs or vulnerabilities. Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages, any of which could adversely affect our business and operating results.

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

We may not be able to successfully halt the operations of other websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that have misappropriated our data in the past or may misappropriate our data in the future.

From time to time, third parties attempt to misappropriate data through website scraping, robots or other means and aggregated this data on their websites with data from other companies.  In addition, “copycat” websites have attempted to misappropriate data on our network and attempted to imitate our brand or the functionality of our website. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

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

We depend on world-class talent to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain world-class talent. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. We may not be able to retain the services of any of our long-term employees or other members of senior management in the future. We do not maintain key person life insurance for any employee.  In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.

Our growth strategy also depends on our ability to expand and retain our organization with world-class talent. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources is intense, particularly in the San Francisco Bay area, where our headquarters is located. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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

For example, the government of the People’s Republic of China has previously blocked access to similar websites in China. We cannot assure you that the Chinese government will not block access to one or more of our features and products or our entire site in China for a longer period of time or permanently. If these entities block or limit access to our website or adopt policies restricting our members from providing us with accurate and up-to-date information, the value of our network could be negatively impacted, which would adversely affect our ability to offer compelling hiring and products and services and subscriptions to our members, enterprises, entrepreneurial organizations and customers.

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

The intended tax benefits of our corporate structure and depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our corporate structure is intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure. The taxing authorities of the jurisdictions in which we operate may determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations.

The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside the United States could materially impact our financial position and results of operations.

Members of the U.S. House of Representatives and the U.S. Senate have released draft proposals to reform the U.S. system for taxing cross-border income. Possible future changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our financial statements as of December 31, 2014 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

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

Our common stock is traded on the OTCQB Marketplace, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the OTCQB Marketplace, or OTCQB.  Broker-dealers often decline to trade in OTCQB stocks given that the market for such securities is often limited, the stocks are often more volatile, and the risk to investors is often greater.  In addition, OTCQB stocks are often not eligible to be purchased by mutual funds and other institutional investors.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

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

Our executive officers and directors beneficially own as a group approximately 19.2% of our outstanding shares of common stock. Furthermore, our executive officers and directors as a group control approximately 43.3% of the voting rights of our shareholders. As a result, they will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Our common stock, which is currently quoted for trading on the OTCQB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a recognized national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) it is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that our internal controls and procedures were not effective due to our limited accounting staff. Although we intend to augment our internal control procedures and expand our accounting staff, there is no guarantee that this effort will be adequate. Our failure to achieve and maintain effective internal controls could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

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

The liquidity of the shares of our common stock may be affected adversely by the 1-for-40 reverse stock split effected in October 2013 given the reduced number of shares outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may have increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

Provisions of our Amended and Restated Articles of Incorporation, bylaws and Nevada corporate law have anti-takeover effects.

Some provisions in our Amended and Restated Articles of Incorporation and bylaws could delay or prevent a change in control of us, even if that change might be beneficial to our stockholders.  Our Articles of Incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of our stockholders to nominate directors for election at annual meetings of our stockholders.  In addition, our board of directors has the authority, without further approval of our stockholders, to issue preferred stock having such rights, preferences and privileges as the board of directors may determine.  Any such issuance of preferred stock could, under some circumstances, have the effect of delaying or preventing a change in control of us and might adversely affect the rights of holders of common stock.

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

Our Amended and Restated Articles of Incorporation authorize our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We currently lease our office facilities. Rent expenses totaled $134,196 and $126,770 for the fiscal years 2014 and 2013, respectively which at the time included other facilities located in Pacifica, California and Cornelius, North Carolina. All of our facilities are leased from non-affiliated parties. We consider these properties adequate for our current operational needs.  The table below sets forth information regarding our current facilities:

Location	Expiration of Lease	Approximate Sq. Ft.	Monthly Payment
1177 Avenue of the Americas	3/31/2016	300	$4,500
Suite 5060
New York, NY 10036

Southampton Science Park	2/28/2015	560	$2,000
2 Venture Road
Chilworth, Southampton
Hampshire SO16 7NP

7 Berkeley Square	9/30/2015	1,334	£2,851
Bristol, UK, BS8 1HG

Hornweg 5,	12/31/2015	484	€1,000
1432 GD Aalsmeer
The Netherlands

3rd floor, South Point House,	12/31/2015	3,000	£6,780
321 Chase Road,
London N14 6JT, England.

Saxen Weimarlaan 58hs.	12/31/2015	1,830	€2,500
1075 CE Amsterdam
The Netherlands

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

From December 2007 until November 2013 our common stock had been quoted on the OTC Bulletin Board under the symbol STDR and trading in the common stock was extremely limited. Since November 2013, our common stock has been quoted on the OTC Bulletin Board (and since September 2013, on the OTCQB Marketplace) under the symbol EFCT. The following table sets forth, as adjusted for the reverse stock split of 1-for-40 effective November 4, 2013, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTC Bulletin Board or OTCQB Marketplace. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low
January 1, 2013 through March 31, 2013	$12.00	$0.40
April 1, 2013 through June 30, 2013	$6.40	$2.80
July 1, 2013 through September 30, 2013	$4.80	$1.20
October 1, 2013 through December 31, 2013	$3.60	$1.00
January 1, 2014 through March 31, 2014	$2.00	$1.00
April 1, 2014 through June 30, 2014	$1.50	$0.60
July 1, 2014 through September 30, 2014	$0.82	$0.45
October 1, 2014 through December 31, 2014	$0.83	$0.12

The closing price of our common stock as reported on the OTCQB Marketplace was $0.11 on April 10, 2015.

(b) Holders

As of April 10, 2015, there were approximately 863 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Pacific Stock Transfer Company. 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 Telephone: 702-361-3033.

c) Dividends

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2010 Equity Incentive Plan as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	3,827,250	$0.57	-

(1) This equity compensation plan represents The E-Factor Corporation 2010 Stock Option Plan, one of our subsidiaries, and has not been approved by our shareholders.

Recent Sales of Unregistered Securities

In the three months ended December 31, 2014, we issued an aggregate of 47,102,514 shares of common stock as follows: (i) 31,000,000 shares of common stock were issued related to the acquisition of ELEQT, (ii) 1,500,000 shares of common stock were issued related to the acquisition of Robson Dowry, (iii) 5,105,797 shares of common stock valued at approximately $988,942 were issued related professional services, (iv) 6,242,383 shares of common stock valued at approximately $1,515,789 were issued related to debt, (v) 375,241 shares of common stock valued at $271,885 were issued related to debt discount and interest, (vi) 2,428,223 shares of common stock valued at approximately $364,798 were issued related to the extinguishment of debt, and (vii) 552,781 shares of common stock were issued for approximately $353,210 in cash.

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

Overview

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (which we refer to herein as the Exchange Agreement) with The E-Factor Corp., a Delaware corporation (which we refer to herein as EFactor), and certain shareholders of EFactor (such transaction, the “Share Exchange”), pursuant to which 20 holders of approximately 70% of the outstanding common stock of EFactor (the “Original Sellers”) agreed to transfer to us 6,580,250 shares of common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares of our common stock; (b) 5,000,000 shares of Series A Convertible Preferred Stock; and (c) an additional 22,231,155 shares of our common stock were issued upon the effectiveness of the 1:40 reverse stock split of our common stock. The Share Exchange closed on February 11, 2013. We issued additional shares to the remaining 30% of the sellers in several tranches during the fourth quarter of 2013 and the first part of 2014 aggregating to 16,448,841 shares which represented the remaining outstanding common stock.

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

On July 7, 2014, the Company entered into an Exchange Agreement by and among the Company, GroupCard BV, an entity organized under the laws of the Netherlands (“GroupCard”), and the shareholders of GroupCard. On the same date, the parties consummated the transaction, pursuant to which the GC Sellers sold, and the Company purchased, all of GroupCard’s outstanding capital stock, in exchange for 2,812,500 unregistered shares of the Company’s common stock.

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

On November 15, 2014, the Company entered into an Exchange Agreement by and among the Company, Robson Dowry Associates Ltd., an entity organized under the laws of the England and Wales (“Robson Dowry”), and the shareholders of Robson Dowry Associates Ltd. (the “Robson Dowry Sellers”). On the same date, the parties consummated the transaction, pursuant to which the Sellers sold, and the Company purchased, all of Robson Dowry’s outstanding capital stock, in exchange for 1,500,000 unregistered shares of the Company’s common stock.

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

Historically, our operating expenses have exceeded our revenues. For our fiscal years ended December 31, 2014 and 2013, we have incurred net losses of $28,264,566 and $5,947,079, respectively. Our operating expenses consisted primarily of the following:

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

Member Fees – We have a VIP package which offers members access to premium services such as all our events, airport lounges, VIP lounges and VIP content on the site. We also hold a variety of networking and informational events for our members to which members can gain a subscription and provide varying other membership packages to our members that allow them access to premium services via our website.

In addition, with our acquisitions which we completed from July 2014 onwards, we are building a series of products and services with those acquired companies’ offerings that are suitable and affordable to our members. Such packages will be brought into the mix and will be offered to members through promotions as well as prompts. Revenue from member services is recognized ratably over the contractual period, generally from one to 12 months.

Sponsorships – We generate revenues from sponsors in a variety of ways. Sponsors can gain exposure to our members, either through placement or short write-ups in newsletters, on event invitations or by participating as a sponsor at one of our events where a sponsor may provide access to its products or service (booth/stall) or by being a speaker or panelist at an event that fits in their industry. This revenue is recognized over the specific event timeline, which varies from a single day event or a longer-term promotional event over a series of weeks.

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

Advertising — Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. When a user clicks an advertisement (cost per click or CPC basis), views an advertisement impression (cost per thousand or CPM basis), registers for an external website via an advertisement clicked on through the Company’s application (cost per acquisition or CPA basis). Proceeds from such contracts is recognized over the period in which the advertisements are displayed on the websites

These revenues are recorded when services for the transactions are determined to be concluded, generally as set forth under the terms of the engagement or when the various milestones have been completed after the defined services are performed. Transaction-related expenses, primarily consisting of costs directly associated with the transaction, are deferred and recognized in the same period as the transaction revenue.

Barter Transactions – The Company engages in barter transactions in which marketing services are exchanged for products or services. Barter transactions are accounted for at the estimated fair value of the products or services received, or marketing services given up, whichever is more clearly determinable. Barter revenue is recognized at the time the marketing services are provided. Barter expense is recorded at the time the merchandise or services are used and/or received.

Revenue

Our revenue for the twelve months ended December 31, 2014 was $1,634,602 compared to $741,785 for the twelve months ended December 31, 2013.  The revenue for the twelve months ended December 31, 2014 consisted of $744,245 related to social networking, $490,310 related to education and mentoring, and $400,047 related to business services. All of our revenue was derived from member payments, event fees, annual event packages, mentoring fees, public relations revenue along with advisory fees, sponsorships and revenue shares with strategic partners. The increase in revenue is primarily due to having a full year of revenue from MCC and the acquisitions of HT Skills, Member Digital, GroupCard, ELEQT, and Robson Dowry.

The table below sets forth the amount and type of revenues we have recognized for the twelve months ended December 31, 2014 and 2013:

	Year ended
	December 31,
	2014	2013
Social Network	$744,245	$68,994
Education / Mentoring	490,310	315,989
Business Service	400,047	356,802
	$1,634,602	$741,785

During the year ended December 31, 2014 we continued to add value to the VIP membership, a premium membership that allows members to get discounts on webinars, events and our library of content (Knowledge).We have marketing campaigns on a regular basis among our growing member-base to increase the number of VIP members. We believe that the premium memberships represent a substantial growth area for revenue. In addition to the VIP premium membership, we intend to launch additional premium memberships (all on a recurring revenue basis) in line with our new EScore benchmarking tool for Entrepreneurs which we developed, launched and continue to develop with the aid of FreedonLab during 2015.

The intention is to add other premium membership services going forward based on products and services our acquired companies can offer specifically to our members in the coming year.

Our mentoring and advisory fees are derived through EMentoring - our online/offline mentoring service that we plan to extend in the coming year, including entrepreneurial mentoring provided by key members of the EFactor team members. Sponsorships from companies that wish to gain exposure to our membership base. Sponsorships can be for a specific event or series of events or to gain placement in our newsletters or on the site.

Nonmonetary transactions

Based on guidance provided in accordance with ASC No. 845 Nonmonetary Transactions (“ASC 845”), barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. The fair value of the product and services received during the twelve months ended December 31, 2014 was $68,685.

Operating Expenses

Our operating expenses increased by $23,186,523 to $28,021,830 for the twelve month period ended December 31, 2014, from $4,835,307 for the twelve months ended December 31, 2013. The increase was primarily due to impairment loss of $17,698,000 offset by the gain on forgiveness of liabilities of $303,114, and the increase in administrative costs related to the consolidations of the acquisitions during 2014 and legal and accounting fees incurred for the sundry public reporting filing requirements.

Interest Expense

Interest expense increased to $2,438,172 for the twelve months ended December 31, 2014, compared to $911,527 for the twelve months ended December 31, 2013. In the twelve months ended December 31, 2014 our interest expense included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $2,105,860 of common stock issuance costs for shares issued in connection with the notes and the corresponding beneficial conversion feature that were recorded as debt discounts. During the twelve months ended December 31, 2014, 28 of these notes and related accrued interest totaling $2,303,083 were converted into equity. We believe we will repay or convert into common stock all remaining outstanding notes subject to our raising further capital and increasing revenues over the course of the next 18 months.

Loss on debt extinguishment

During the twelve months ended December 31, 2014, the Company recognized a loss of $585,961 related to the extinguishment of debt. On July 9, 2013, the Company entered into modification agreements for two of its notes. Pursuant to the terms of the modification agreements, the Company issued an additional 3,011 shares of common stock.  As a result of this issuance, the Company recognized a loss on debt extinguishment of $1,026,859 for the twelve months ended December 31, 2013.

Net loss

Our net loss increased to $28,264,566 for the twelve months ended December 31, 2014 from $5,947,079 for the twelve months ending December 31, 2013. The increase in net loss compared to the prior year is primarily a result of the recognition of an impairment to goodwill of $17,698,000 and an increase in administrative costs from the acquisitions of HT Skills, Member Digital, GroupCard, ELEQT, and Robson Dowry and additional public company compliance costs as well as the recognition of the loss on extinguishment of debt as described above. As we grow we need to continue to attract top-notch personnel, this increases our payroll costs to compensate for these additional employees and the use of our equities securities as compensation has helped reduce the demand for cash to secure the employment of key personnel, which increases our operating expenses and consequently our net loss.

Liquidity and Capital Resources

Introduction

During the twelve months ended December 31, 2014 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of December 31, 2014 was $111,878 and our monthly cash requirements, that now includes HT Skills, Member Digital, GroupCard, ELEQT, and Robson Dowry, has increased to approximately $225,000, excluding professional fees and consultants on an as needed basis.  As a result, we have short-term cash needs.  These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short-term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $111,878 as of December 31, 2014.  Based on our revenues, cash on hand and current cash requirements, around $225,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013 we entered into a revolving line of credit (the “Line of Credit”) with an accredited investor for an amount of up to $750,000. Under the terms of the Line of Credit, the lender agreed to advance to us for a period of 24 months ending on July 7, 2015. All sums advanced will bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum. Each advance will be due and payable in full 12 months following the day each advance is made.

In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under this line of credit) (the “Capital Raise”), all amounts due and payable under Line of Credit will become due and payable 14 days after the consummation of such Capital Raise. In addition to the repayment of each advance, we shall issue to the lender a total of 187,500 shares of restricted common stock upon the full draw down of the line. As of December 31, 2014 we had issued 118,750 shares of restricted common stock based on the current advances. The number of shares issued in connection with the Line of Credit will be pro-rated according to the amount of the advance. In connection with the Line of Credit, we entered into a security agreement (the “Security Agreement”) with the lender, whereby we granted to lender, as collateral for our obligations to be performed under the Line of Credit. As of December 31, 2014, we received advances under the line of credit totaling $475,000. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the Line of Credit. We believe that once the lender’s extenuating circumstances has been resolved, we will be able to obtain additional advances under the Line of Credit.

We have has been able to satisfy short-term needs through the sale of securities to individual accredited investors, over the past year. Even though management has had success in the past in generating funds from these various sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

We expect to expend approximately $300,000 in 2015 in connection with development of our website and the expansion of our business.  In addition, to strengthen our ability to generate higher revenues and profitability we intend to acquire strategically complementary businesses to significantly build our membership base and product/service offerings.  The targeted businesses are either producing cash or sufficiently close to breakeven in order to not increase our burn rate. Additionally, we are closely monitoring and controlling our expenses.

To secure its long-term objectives for growth and profitability through both acquisition and organic growth, the Company is in active discussions with investment banking and developing its strategy.

Sources and Uses of Cash

Operations

We had net used in operating activities of $2,409,864 for the twelve months ended December 31, 2014, as compared to net cash used in operating activities of $1,586,568 for the twelve months ended December 31, 2013.  To secure its long-term objectives for growth and profitability through both acquisition and organic growth, the Company is in active discussions with investment banking and developing its strategy.

Net cash used consisted primarily of the comprehensive net loss of $28,264,566 offset by non-cash expenses of approximately $24,100,147 consisting of amortization of impairment loss of $17,698,000, amortization debt discount and deferred financing fees of $2,105,860, shares issued for services of $4,743,660, stock option expense of $135,738, gain on derivative valuation of $1,188,041, depreciation and amortization of $257,284, a loss on conversion of debt of $553,182, gain on forgiveness/ settlement of liabilities of $270,336, and a provision for bad debts of $64,800. Additionally, changes in assets and liabilities consisted of increases in accounts receivable of $83,362, unbilled revenue of $229,115, prepaid expenses and other current assets of $164,523, accounts payable of $595,370, accounts payable – related party of $131,053, accrued expenses and other current liabilities of $957,133, deferred revenue of $16,455, and deferred rent of $68,684.

Investments

We had net cash used in investing activities of $117,043 for the twelve months ended December 31, 2014, as compared to $330,381 for the twelve months ended December 31, 2013. In the twelve months ended December 31, 2014 the net cash used by investing activities related to expenditures associated with building our website and increasing the infrastructure and architecture needed to support the growth in the member base. We migrated our range of servers to a more stable environment..

Financing

Our net cash provided by financing activities of $2,662,406 for the twelve months ended December 31, 2014, as compared to $1,918,700 for the twelve months ended December 31, 2013.  Our financing activities consisted primary of $1,926,950 in proceeds from borrowings, and $831,730 in proceeds from common stock issuances, offset by $96,274 in repayment of borrowings.

Capital Expenditures

During the next twelve months we expect to realize approximately $1,000,000 in stock related services from our recently announced agreement with FreedomLab B.V. ("FreedomLab"), a Netherlands-based research and innovation studio affiliated with Dasym Investment Strategies BV, in connection with developing and branding of our website and tools and the expansion of our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Commitments

The following table represents the commitments of the Company for the next five fiscal years:

Year	Leases	Debt	Total
2015	$60,167	$2,677,886	$2,738,053
2016	19,667	32,700	52,367
2017	2,870	32,700	35,570
2018	-	32,700	32,700
2019	-	3,156	3,156
Total	$82,704	$2,779,142	$2,861,846

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has no history and relatively few sales, there is no certainty of continuation can be stated. The accompanying consolidated financial statements for the twelve months ended December 31, 2014 and 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

EFactor Group Corp.

New York, New York

We have audited the accompanying consolidated balance sheets of EFactor Group Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFactor Group Corp and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 13, 2015

EFACTOR GROUP CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$111,878	$43,377
Accounts receivable, net of allowance for doubtful accounts of $64,812
$6,318 at December 31, 2014 and 2013, respectively	419,664	75,071
Unbilled revenue	329,315	-
Other current assets	59,215	8,878
Total current assets	920,072	127,326

Property, website and equipment, net of accumulated depreciation of
$1,419,215 and $1,102,939 at December 31, 2014 and 2013, respectively	856,030	461,499
Goodwill	25,544,581	3,646,994
Deferred financing costs	101,897	347,764
TOTAL ASSETS	$27,422,580	$4,583,583

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,229,944	$1,085,122
Accounts payable - related party	748,120	657,806
Contingent consideration	943,746	-
Accrued expenses and other current liabilities	2,050,070	1,517,763
Operating line of credit	475,000	475,000
Bank loans	148,006	-
Deferred revenue	55,382	71,836
Deferred rent	368,509	-
Current portion of note payable, net of discount	261,267	318,711
Current portion of convertible note payable, net of discount	1,042,904	650,762
Current portion of note payable - related parties, net of discount	281,644	285,860
Total current liabilities	8,604,592	5,062,860

Other long-term obligations	101,256	155,895
Contingent consideration	310,937	-
Non-current portion of note payable, net of discount	8,177	13,598
Total Non-Current Liabilities	420,370	169,493
TOTAL LIABILITIES	9,024,962	5,232,353

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
2,500,000 issued and outstanding as of December 31, 2014 and
and December 31, 2013 respectively.	$2,500	$2,500
Common stock, $0.001 par value, 175,000,000 shares authorized,
133,840,174 and 59,573,174 issued and outstanding at December 31, 2014	133,840	59,573
and December 31, 2013 respectively.
Subscription receivable	(168,000)	-
Accumulated other comprehensive loss	(1,441,630)	(5,244)
Additional paid-in capital	65,819,434	16,978,361
Accumulated deficit	(45,948,526)	(17,683,960)
Total stockholders' equity (deficit)	18,397,618	(648,770)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,422,580	$4,583,583

The accompanying notes are an integral part of these audited consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive Loss

	For the Year Ended
	December 31,
	2014	2013

Net revenues	$1,634,602	$741,785

Operating expenses
Cost of revenue	472,941	219,931
Sales and marketing	400,137	422,138
General and administrative	9,496,653	3,946,635
Gain on forgiveness of liabilities	(303,114)	-
Impairment loss	17,698,000	-
Depreciation and amortization	257,213	246,603
Total operating expenses	28,021,830	4,835,307

Loss from operations	(26,387,228)	(4,093,522)

Other income (expense):
Interest expense	(2,438,172)	(911,527)
Loss on conversion of debt	(585,961)	(1,026,859)
Derivative gain	1,188,041	-
Other income (expense)	(41,246)	84,829
Total other income (expense), net	(1,877,338)	(1,853,557)

Net loss	$(28,264,566)	$(5,947,079)

Other comprehensive gain (loss):
Foreign currency translation adjustment	(1,436,386)	(5,244)

Comprehensive gain (loss)	$(29,700,952)	$(5,952,323)

Basic and diluted net loss per common share	$(0.34)	$(0.15)

Weighted average shares used in completing basic and diluted net loss per common share	82,746,526	40,101,081

The accompanying notes are an integral part of these audited consolidated financial statements.

EFACTOR GROUP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

PERIOD ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

	Common Stock		Preferred Stock		Subscription	Comprehensive	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Loss	Paid in Capital	Deficit	Deficit
Balance, December 31, 2012	1,053,751	$1,054	5,000,000	$5,000	$-	$-	$11,979,427	$(11,736,881)	$248,600
Issuance of common stock for cash	10,394	10	-	-	-	-	166,992	-	167,002
Issuance of common stock for debt	612,923	613	-	-	-	-	531,951	-	532,564
Shares issued for debt discount	75,425	75	-	-	-	-	1,050,378	-	1,050,453
Shares issued for extinguishment of debt	3,011	3	-	-	-	-	1,014,056	-	1,014,059
Stock option expense	-	-	-	-	-	-	78,200	-	78,200
Foreign currency translation	-	-	-	-	-	(5,244)	-	-	(5,244)
Shares exchanged in merger Standard Drilling	53,466,081	53,467	(2,500,000)	(2,500)	-	-	(367,415)	-	(316,448)
Stock issued for acquisition of MCC	3,686,529	3,686	-	-	-	-	1,329,649	-	1,333,335
Issuance of common stock for services	665,060	665	-	-	-	-	1,195,123	-	1,195,788
Net loss	-	-	-	-	-	-	-	(5,947,079)	(5,947,079)
Balance, December 31, 2013	59,573,174	$59,573	2,500,000	$2,500	$-	$(5,244)	$16,978,361	$(17,683,960)	$(648,770)
Issuance of common stock for cash	1,478,509	1,479	-	-	(168,000)	-	830,251	-	663,730
Issuance of common stock for debt	9,018,948	9,018	-	-	-	-	2,294,064	-	2,303,082
Shares issued for debt discount and interest	767,630	768	-	-	-	-	619,478	-	620,246
BCF for debt discount	-	-	-	-	-	-	860,967	-	860,967
Derivative liability recognized due to "tainting"	-	-	-	-	-	-	(2,274,454)	-	(2,274,454)
Termination of derivative liability	-	-	-	-	-	-	1,360,638	-	1,360,638
Shares issued for extinguishment of debt	2,547,195	2,547	-	-	-	-	469,481	-	472,028
Stock issued for acquisitions	49,881,600	49,882	-	-	-	-	39,775,398	-	39,825,280
Stock option expense	-	-	-	-	-	-	135,738	-	135,738
Warrants issued with debt	-	-	-	-	-	-	36,425	-	36,425
Foreign currency translation	-	-	-	-	-	(1,436,386)	-	-	(1,436,386)
Issuance of common stock for services	10,573,118	10,573	-	-	-	-	4,733,087	-	4,743,660
Net loss	-	-	-	-	-	-	-	(28,264,566)	(28,264,566)
Balance, December 31, 2014	133,840,174	$133,840	2,500,000	$2,500	$(168,000)	$(1,441,630)	$65,819,434	$(45,948,526)	$18,397,618

The accompanying notes are an integral part of these audited consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,264,566)	$(5,947,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257,284	246,603
Stock option expense	135,738	78,200
Amortization of debt discount and deferred financing fees	2,105,860	703,293
Shares issued for services	4,743,660	1,195,788
Impairment loss	17,698,000	-
(Gain) loss on forgiveness/settlement of liabilities	(270,336)	(84,829)
Loss on conversion of debt	553,182	1,026,859
Derivative gain	(1,188,041)	-
Provision for bad debts	64,800	4,221
Changes in operating assets and liabilities:
Accounts receivable	83,362	(9,110)
Unbilled revenue	(229,115)	-
Prepaid expenses and other current assets	164,523	8,503
Accounts payable	595,370	463,925
Accounts payable - related party	131,053	640,771
Accrued expenses and other current liabilities	957,133	248,995
Deferred revenue	(16,455)	(162,708)
Deferred rent	68,684	-
NET CASH USED IN OPERATING ACTIVITIES:	$(2,409,864)	$(1,586,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property, website and equipment	(65,704)	(354,825)
Cash acquired in reverse merger with acquisitions	-	851
Cash paid in advance of acquisitions, net of cash acquired	(51,339)	23,593
Net cash used in investing activities	$(117,043)	$(330,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,926,950	1,712,300
Proceeds from borrowings - related parties	-	42,111
Proceeds from issuance of shares	831,730	167,002
Repayment of borrowings	(96,274)	(2,713)
Net cash provided by financing activities	$2,662,406	$1,918,700

Effect of foreign currency exchange rate on cash	(66,998)	(5,244)
Net increase (decrease) in cash	68,501	(3,493)
Cash at beginning of period	43,377	46,870
Cash at the end of the period	$111,878	$43,377

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$51,936	$144,053
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Debt discount due to beneficial conversion feature	$860,967	$581,887
Debt discount due to shares and warrants issued with debt	$656,671	$361,816
Debt discount due to derivative liability	$274,225	$-
Deferred financing costs	$-	$475,000
Reclass of accounts payable - related party to debt	$40,739	$21,513
Derivative liability recognized due to "tainting"	$2,274,454	$-
Termination of derivative liability	$1,360,638	$-
Subscription receivable	$168,000	$-
Shares issued for conversion of debt and accrued interest	$1,749,901	$532,564
Shares issued for settlement of accounts payable	$439,250	$-
Shares issued for acquisitions	$39,825,280	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

EFACTOR GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

The accompanying consolidated audited financial statements of EFactor Group Corp. (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries The E- Factor Corporation, MCC International, HT Skills, Member Digital, GroupCard, ELEQT, and Robson Dowry, all inter-company accounts have been eliminated in consolidation.

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

On February 1, 2013, we entered into an Acquisition and Share Exchange Agreement (which we refer to herein as the Exchange Agreement) with The E-Factor Corp., a Delaware corporation (which we refer to herein as EFactor), and certain shareholders of EFactor (such transaction, the “Share Exchange”), pursuant to which significantly all of the common stock sellers of EFactor (the “Original Sellers”) agreed to transfer to us 6,580,250 shares of common stock of EFactor in exchange for the issuance of: (a) 50,000,000 shares of our common stock; (b) 5,000,000 shares of Series A Convertible Preferred Stock; and (c) an additional 22,231,155 shares of our common stock were issued upon the effectiveness of the 1:40 reverse stock split of our common stock.  The Share Exchange closed on February 11, 2013.

As a result of the Share Exchange, EFactor became our majority-owned subsidiary.  We are now a holding company with all of our operations conducted through EFactor Group Corp., which is the owner of a portfolio of entrepreneur-focused product and service companies which exist around and complement EFactor.com, a targeted social network providing content and resources for entrepreneurs worldwide. The EFactor network is designed to support our members as their business grow, along each step of the process.

EFactor was incorporated in the state of Delaware on October 30, 2007, and provides a full-featured social network for entrepreneurs. EFactor provides a platform that enables access to a network of contacts, registration for networking events, advisory consulting, various business tools and a broad range of services and information.

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

On July 1, 2014, the Company acquired HT Skills, based in London, which is a fully-accredited provider of apprenticeships and work-based vocational learning, and is also an experienced welfare-to-work job-broker. HT Skills has successfully delivered Government-funded contracts for Skills Funding Agencies (SFA), Department of Work and Pensions (DWP), and European Social Funds (ESF) and has secured sustainable employment for young people since 2006.

On July 1, 2014, the Company acquired Member Digital, a company that offers entrepreneurial solutions for niche interests — inspiring action, and increasing income. From subscription websites, to digital advocacy and simple CRM, Member Digital has many diverse solutions for entrepreneur's.

On July 7, 2014, the Company acquired GroupCard BV, a full service organization helping local organizations (i.e. sport clubs, charities, student associations, family caregivers) create extra value for their members, sponsors and partners. Based on a combination of services, technology, partnerships and business models, GroupCard is a revenue-generating partner to create extra value while keeping clients focused on their core business.

On October 1, 2014, the Company acquired ELEQT, an exclusive social discovery network for trendsetters in style and business. ELEQT offers a trusted social network, via www.eleqt.com, where members can engage with fascinating people to meet, discover things to do, places to go and trends to follow. ELEQT also organizes hundreds of exclusive member-only events around the world.

On November 15, 2014, the Company acquired Robson Dowry, an independent branding and design group with a track record of over 30 years. Robson Dowry provides its clients with graphic design, marketing and corporate positioning to help improve their clients’ visual identity and packaging.

The Company currently maintains its corporate office in New York, New York.

Note 2. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has no history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the twelve months ended December 31, 2014 and 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 3. Summary of Significant Accounting Policies

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 2014. Significant intercompany balances and transactions have been eliminated.

Stock-Based Compensation – The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for the accounts receivable accounts payable and short-term notes are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2014:

	Amount	Level 1	Level 2	Level 3
Contingent consideration	$1,254,683	$-	$-	$1,254,683
Total	$1,254,683	$-	$-	$1,254,683

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2013	$-
Fair value of derivative liabilities at issuance charged to debt discount	274,225
Fair value of derivative liabilities at issuance charged to additional paid in capital	2,274,454
Termination of derivative liability	(1,360,638)
Unrealized derivative gains included in other expense	(1,188,041)
Contingent consideration recognized	1,254,683
Balance at December 31, 2014	$1,254,683

Cash and Cash Equivalents – For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents. The Company had no cash equivalents at December 31, 2014 or 2013.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at December 31, 2014 and 2013.

Accounts Receivable – The Company’s accounts receivable arise primarily from the sale of advertising, public relations services and promotional placements on its website and from advisory services. For the year ended December 31, 2014 and 2013, we had six and five major customers respectively making up the full receivable balance. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. Invoices are typically due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized.

Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of depreciable assets, which are generally three to five years.

Website and Software Development Costs – Internal use software development costs are accounted for in accordance with ASC Topic No. 350 which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.   Such costs are amortized on a straight-line basis over the estimated useful life of the related asset of three years.

The Company capitalized website and internal-use software costs of $109,969 and $383,670 for the years ended December 31, 2014 and 2013, respectively. In addition, during 2014, the Company added $403,059 of website development costs in conjunction with its acquisition of ELEQT. The Company’s capitalized website and internal-use software amortization is included in depreciation and amortization in the Company’s statements of operations, and totaled $217,560 and $262,100 for the years ended December 31, 2014 and 2013, respectively.

Goodwill – In financial reporting goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.

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

The Company recorded an impairment of its investment of $17,698,000 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. In the year ended December 31, 2014, the Company evaluated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset had declined by $17,698,000 from its value at acquisition.

Derivatives – All derivatives held by us are recognized in the consolidated balance sheets at fair value with changes in fair value reflected in other income (expense) in the consolidated statements of operations and comprehensive loss. We issued warrants on our own common stock in conjunction with the term loan discussed in Note 5 of our consolidated financial statements. These warrants meet the definition of a derivative and are reflected as a warrant liability at fair value in the consolidated balance sheets. Likewise, embedded conversion options in our convertible notes which qualify for derivative accounting are bifurcated and their corresponding fair values are recorded as derivative liabilities.

Embedded Conversion Features – The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Foreign currency and foreign currency transactions – The functional currency of MCC International, HT Skills, Member Digital, and Robson Dowry is the pound sterling (GBP) while the functional currency of GroupCard BV is the Euro. Balance sheet accounts of these entities are translated from their functional currencies into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other income and expense in the consolidated statements of operations and other comprehensive loss.

Revenue Recognition – Revenues are presented net of discounts. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on the Company’s policy for each respective element.

The Company applies judgment with respect to whether it can establish a selling price based on third party evidence. The Company does not have any product offerings that would be considered multiple deliverables; therefore the pricing model is determined based on competitor prices for similar product offerings. When it is unable to establish selling price using this method, the Company determines its best estimate for deliverables by considering multiple factors including, but not limited to, its pricing practices, profit margin, prices it charges for similar offerings, sales volume, geographies, market conditions, and the competitive landscape.

The Company generates revenue primarily from sales of the following services:

•	Member Fees – We have a VIP package which offers members access to premium services such as all our events, airport lounges, VIP lounges and VIP content on the site. We also hold a variety of networking and informational events for our members to which members can gain a subscription and provide varying other membership packages to our members that allow them access to premium services via our website. Revenue from member services is recognized ratably over the contractual period, generally from one to 12 months.

•	Sponsorships – The Company generates revenues from Sponsors in a variety of ways. Sponsors can gain exposure to the Company's members, either through placement or short write-ups in newsletters, on event invitations or by participating as a sponsor at one of the Company's Events where a Sponsor may provide access to its products or service (booth/stall) or by being a speaker or panelist at an event that fits in their industry. This revenue is recognized over the specific event timeline, which varies from a single day event or a longer-term promotional event over a series of weeks.

•	Public Relations – We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an explicit company identity. This revenue is recognized when the services are complete.

•	Advertising – Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. When a user clicks an advertisement (CPC basis), views an advertisement impression (CPM basis), registers for an external website via an advertisement clicked on through the Company’s application (CPA basis). Proceeds from such contracts are recognized over the period in which the advertisements are displayed on the websites.

•	Advisory Services – The Company promotes and makes available advisory and consulting services to members for the purpose of support, introduction guidance and general mentoring of members in their pursuit of their entrepreneurial objectives, for which fees are charged. These revenues are recorded when services for the transactions are determined to be concluded, generally as set forth under the terms of the engagement or when the sundry milestones have been completed after the defined services are performed. Transaction-related expenses, primarily consisting of costs directly associated with the transaction, are deferred and recognized in the same period as the transaction revenue.

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Unbilled revenue represents revenues recognized in excess of the amounts billed for completed services.

Impairment of Long-lived Assets – The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During 2014 and 2013, there have been no impairment losses.

Comprehensive Loss – There are components of comprehensive loss other than net loss that the Company has incurred as it relates to foreign currency, and accordingly the Company now presents a comprehensive income and loss for the periods presented.

Net Loss per Common Share – Basic net loss per share of common stock excludes dilution and is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. For all periods presented, potentially dilutive securities are excluded because their effect is anti-dilutive.

Advertising Costs – Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying statements of operations. The Company incurred advertising costs of $400,137 and $422,139 for the years ended December 31, 2014 and 2013, respectively.

Nonmonetary transactions – Based on guidance provided in accordance with ASC No. 845 Nonmonetary Transactions (“ASC 845”), barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. The fair value of the product and services received during the year ended December 31, 2014 was $68,685.

Reclassifications – Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes – The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 4. Property and Equipment

Property and equipment, net consisted of the following:

	2014	2013
Computer equipment	$139,363	$29,843
Furniture and fixtures	92,367	14,369
Automobiles	48,336	38,075
Capitalized website and internal use software	1,995,179	1,482,151
Total property, web site and computer equipment	2,275,245	1,564,438
Less: accumulated depreciation and amortization	(1,419,215)	(1,102,939)
Total property, web site and computer equipment, net	$856,030	$461,499

Depreciation and amortization expense on property and equipment was $257,284 and $246,603 for the years ended December 31, 2014 and 2013, respectively.

Note 5. Notes Payable and Line of Credit

Notes payable

During the years ended December 31, 2014 and 2013 the Company issued unsecured convertible notes payable to individuals totaling $1,916,950 and $1,004,410, respectively. These notes bear annual interest of 0% - 12%, mature within a period ranging from six (6) months to one (1) year from issuance and are convertible into common shares at prices ranging from $0.20 to $3 per common share. The Company also issued five unsecured short-term notes payable to individuals totaling $223,488 in 2013. These notes bear annual interest of 12% and mature within a period of six (6) months from issuance.

The Company issued a total of 767,630 common shares and 100,000 warrants in 2014 and 75,425 common shares in 2013, with the notes and the relative fair value of the shares and warrants amounting to $656,671 in 2014 and $361,816 in 2013 were recognized as debt discounts and amortized over the term of the notes.  The warrants issued with the 2014 convertible notes have a term of 36 months and an exercise price of Euro 0.45 per share. The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined that the embedded conversion feature of certain notes issued in 2014 qualified for derivative accounting. See Note 7. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined the beneficial conversion feature for all convertible notes to be $860,697 and $581,887 in 2014 and 2013, respectively, which was recognized as a debt discount and amortized over the term of the notes.

During the years ended December 31, 2014 and 2013, the Company made principal repayments totaling $61,537 and $1,876, respectively. Likewise, 9,018,948 and 612,923 common shares were issued to convert $1,749,901 and $532,564 of convertible debt and accrued interest in 2014 and 2013, respectively. A loss on conversion of debt amounting to $553,182 was recognized for the year ended December 31, 2014.

On September 19, 2013, the Company amended a convertible note dated January 14, 2013 to extend the maturity date to December 31, 2013 and to remove the convertible feature of the note. The Company issued 3,011 common shares as consideration for the amendment, the noteholder has subsequently converted his note in January of 2014. The modification of the convertible note was considered substantial under ASC 470-50 and the rules on debt extinguishment were applied.   Consequently, a loss on extinguishment of debt was recorded for the year ended December 31, 2013 amounting to $50,109 in connection with this amendment.

During the years ended December 31, 2014 and 2013, the Company recognized $1,855,290 and $841,362, respectively, of interest expense due to the amortization of debt discounts on all convertible and unsecured short-term notes.

A summary of activity for notes payable during the years ended December 31, 2014 and 2013 is set forth below:

	Year ended
	December 31,
	2014	2013
Balance, beginning	$983,071	397,285
Proceeds from convertible notes	1,916,950	1,004,410
Proceeds from notes payable	-	223,488
Payable converted to notes	40,739	7,171
Repayments of notes payable	(61,537)	(1,876)
Conversion of convertible notes to equity	(1,630,302)	(532,559)
Debt discount on new convertible notes and shares issued with debt	(1,791,863)	(626,904)
Amortization of debt discount	1,855,290	512,056
Balance, end	$1,312,348	$983,071
Less:
Convertible notes payable	(1,042,904)	(650,762)
Current portion of notes payable – third parties	(261,267)	(318,711)
Non-current portion of notes payable – third parties	$8,177	$13,598

Odom Line of Credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Odom Agreement”) with Charles Odom, the lender, in the amount of $750,000.   Pursuant to the Agreement, the lender shall make loans to the Company from time to time commencing on the date of the Agreement and shall continue for a period of twenty four (24) months thereafter ending June 7, 2015.

As of December 31, 2014, the Company has drawn $475,000 from the line leaving a current available balance of $275,000. As required by the Odom Agreement, the Company also issued 118,750 shares to the lender, proportionate to amounts drawn, which was recognized as deferred financing fees of $475,000 and amortized over the term of the line of credit.  For the twelve months ended December 31, 2014, $245,867 has been amortized into interest expense. All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier.  The line of credit is secured by all of the assets of the Company. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the line of credit.

Bank loans

Through the acquisition of the HT Skills entity on July 1, 2014 the Company also assumed three separate banking activities where the former principal owner of HT Skills has continued to guarantee the amount of the funds provided whether in an overdraft or outstanding balance position. As of December 31, 2014, HT Skills has an outstanding balance on their overdraft facility of $63,030 (GBP39,981) which is included in accounts payable in the consolidated balance sheets. As of December 31, 2014, HT Skills has outstanding balances for two term loans totaling to $148,006 (GBP86,500). These loans mature on May 31, 2015, are subject to annual interest at a rate of 8% over the prevailing Bank of England Base Rate (the Bank of England base rate is currently 0.5% a year, but may change from time to time) and are secured by the assets of HT Skills.

Note 6. Other Liabilities

Justice Obligation

As part of the acquisition of EQmentor, Inc., the Company entered into an employment agreement with the former majority shareholder of EQmentor, Inc. where the latter is entitled to receive a quarterly bonus in an amount equivalent to $103,333 (net of payment of all payroll taxes and other withholdings), in cash or common stock. The purpose of the obligation was to allow the former majority shareholder to repay certain debts that he had personally secured during the course of his ownership of EQmentor, Inc. As of December 31, 2014 and 2013, this obligation has an outstanding balance of $661,333 which is included in accrued liabilities and other current liabilities in the consolidated balance sheets. The obligation accrues interest of 3.5% per annum. The Company is anticipating payments to begin on a quarterly basis during the second quarter in 2015.

MCC Obligation

As a component of the MCC acquisition the Company acquired a long-term liability related to a previous recapitalization of MCC. Specifically, MCC entered into an arrangement with its creditors during 2010, in what is referred as a “Company Voluntary Arrangement” (“CVA”), in order to protect MCC from any unreceptive creditor action.  In connection with the arrangement, the Company is required to make monthly fixed payments to a trustee of $2,275 (£1,500 GBP). These payments are scheduled to end in February 2019. This obligation is reported as other long-term obligations in the consolidated balance sheets.

Note 7. Derivative Instruments

Two notes issued during the year ended December 31, 2014 included reset provisions on the conversion price if certain events occur.  Specifically, the terms of the notes provided that the conversion price of $1.00 will reset to $0.50 if the Company’s securities offering  falls below $1.00 per share or if the securities offering is not completed by February 28, 2014. This resulted in a derivative liability being recognized at the issuance date amounting to $525,632 with a corresponding charge to debt discount for the full amount of the notes amounting to $267,417 and the balance of $258,215 to derivative loss.  On February 28, 2014, the reset provisions in these notes were triggered and the conversion price reset to $0.50 per share. Consequently, the derivative liability was marked to market on such date and an additional derivative loss of $301,677 was recognized. The fair value of the derivative liability at the re-measurement date amounting to $827,309 was credited to additional paid in capital.

Two notes issued during the year ended December 31, 2014 included reset provisions on the conversion price if certain events occur.  Specifically, the terms of the notes provided that the conversion price of $1.00 will reset to $0.50 if the Company’s securities offering  falls below $1.00 per share or if the securities offering is not completed by May 31, 2014. This resulted in a derivative liability being recognized at the issuance date amounting to $6,808 with a corresponding charge to debt discount. On May 30, 2014, the reset provisions in these notes were triggered and the conversion price reset to $0.50 per share. Consequently, the derivative liability was marked to market and a derivative loss of $16,251 was recognized. The fair value of the derivative liability at the re-measurement date amounting to $23,059 was credited to additional paid-in capital.

A convertible note issued in October 2014 amounting to $63,102 contained a variable conversion rate which qualified for derivative accounting. This tainted other outstanding convertible notes which resulted to the conversion option on these notes to be bifurcated and accounted for as derivative liabilities. A derivative liability of $2,274,454 was recognized and debited to additional paid in capital. The convertible note with the variable conversion rate was converted in November 2014. Consequently, the derivative liability was marked to market as of the conversion date and a derivative gain of $1,764,184 was recognized. The fair value of the derivative liability at the re-measurement date amounting to $510,270 was credited to additional paid-in capital.

The derivative liabilities were valued using the Black-Scholes model using the following assumptions:

	At issuance date	At termination date
Market value of stock on measurement date	$0.08 -2.25	$0.08 - 1.90
Risk-free interest rate	0.01% - 0.04%	0.01 - 0.15%
Dividend yield	0%	0%
Volatility factor	146% - 1,731%	171 -319%
Term	0.07 – 1.01 years	0.09 - 0.25 years

Note 8. Related Parties and Related Party Transactions

Accounts Payable – Related Party

As of December 31, 2014, two of our executive officers, Adriaan Reinders and Marion Freijsen had unreimbursed expenses and unpaid management fees of $309,063 and $249,901, respectively. The remaining balance of $189,156 represents amounts due to our board of directors for board meeting fees, out of pocket expenses and consulting fees.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the years months ended December 31, 2014 and 2013 are set forth below:

	Year ended
	December 31,
	2014	2013
Balance, beginning	$285,860	$163,675
Related party notes assumed from the reverse merger	-	2,000
Related party payables converted to notes	-	21,513
Borrowings from related parties	10,000	42,110
Amortization of debt discount	4,703	64,001
Repayment of related party notes	(18,919)	(837)
Debt discount on shares issued with note	-	(6,602)
Balance, end	$281,644	$285,860

The notes payable-related parties include a $200,000 short-term note obtained from Linge Beleggingen in 2012 including the issuance of 9,012 shares of the Company’s common stock. The discount on this note was fully amortized as of September 30, 2013.  On July 9, 2013 the note agreement was amended modifying certain terms and conditions for which an additional 240,988 shares of common stock were agreed to be issued.  The modification of the note was considered substantial under ASC 470-50 and the rules on debt extinguishment were applied. Consequently, a loss on extinguishment of debt was recorded for the year ended December 31, 2013 amounting to $976,750 in connection with this amendment. As of December 31, 2014, the balance on this note was $181,081

In 2014, the Company issued a $10,000 unsecured note to a director with annual interest of 12% and a maturity date of January 5, 2015.

During the year ended December 31, 2013 the Company issued notes to two related parties totaling $42,110 which are subject to annual interest of 12% and have a term of 1 year. The Company issued 476 common shares in connection with these notes and the related fair value of the shares amounting to $6,602 was recorded as a debt discount and amortized over the term of the notes.

The remaining balance as of December 31, 2014 includes $42,490 of notes payable, $800 and $4,000 advance due to related parties associated with Marion Freijsen and Adriaan Reinders, respectively, plus an outstanding advance due to David Rector, the former chief executive officer and sole board member of Standard Drilling, Inc. of $1,162.

Note 9. Commitments and Contingencies

In the normal course of business, we may, from time to time, be subject to pending and threatened legal actions and proceedings. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effective on our financial position, results of operations or cash flows. We accrue for loss contingencies when it is both probable that we will incur the loss and when the amount of the loss can be reasonably estimated. As of December 31, 2014, there were no material pending or threatened legal actions or proceedings against us.

Note 10. Stockholders’ Equity

The Company’s Amended and Restated Articles of Incorporation were amended on September 20, 2013 to increase the authorized $0.001 par value common stock from 100,000,000 to 175,000,000 shares.

The Company also on September 20, 2013 amended its Articles of Incorporation to increase the authorized $0.001 par value Preferred Stock from 10,000,000 to 20,000,000 shares, there currently are 2,500,000 outstanding. The preferred stock has certain preferences over the common stock holders including the right to vote 25 votes per preferred share.

Common Stock

During the year ended December 31, 2014:

-	the Company issued 1,478,509 shares of common stock for cash proceeds of $663,730.

-	the Company issued 9,018,948 shares of common stock to convert $2,303,082 of convertible debt and accrued interest.

-	the Company issued 767,630 shares of common stock as an enticement to enter into a transaction to lend money to the Company, resulting in a debt discount and interest of $620,246.

-	the Company issued 2,547,195 shares of common stock in connection with the extinguishment of debt totaling $472,028.

-	the Company issued 49,881,600 shares of common stock for related acquisitions.

-	The Company issued 10,573,118 shares of common stock for services with a fair value of $4,743,660.

-	The Company has outstanding subscription receivables of $168,000 resulting from the acquisition of ELEQT.

During the year ended December 31, 2013:

-	the Company issued 10,394 shares of common stock for cash proceeds of $167,002.

-	the Company issued 612,923 shares of common stock to convert 532,564 of convertible debt.

-	the Company issued 75,425 shares of common stock as an enticement to enter into a transaction to lend money to the Company, resulting in a debt discount of $1,050,453.

-	the Company issued 3,011 shares of common stock in connection with the loss on extinguishment of debt totaling $1,014,059.

-	the Company exchanged 53,446,081shares of common stock in the merger of Standard Drilling.

-	the Company issued 3,686,524 shares of common stock for the acquisition of MCC International.

-	The Company issued 665,060 shares of common stock for services with a fair value of $1,195,788.

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

Expected term: 3.25-3.75 years

Expected volatility: 173.31% - 173.49%

Risk free interest rate: 0.85% - 4.16%

Expected dividend yield: 0%

The grant date fair value of the options was determined to be $2,574,788. During the year ended December 31, 2014 and 2013, stock option expense related to the options totaled $135,738 and $78,200, respectively.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding as of December 31, 2012	5,370,250	$0.56	3.7
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	(1,542,709)	0.53	-
Outstanding as of December 31, 2013	3,827,541	$0.57	2.7
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding as of December 31, 2014	3,827,541	0.57	1.7

During the years ended December 31, 201 and 2013, the Company recognized a net benefit of $0 and $145,455, respectively due to the forfeiture of options of terminated employees and an expense of $135,738 and $41,165, respectively, for stock option expense related to options granted in prior periods.

Note 11. Income Taxes

The Company’s income tax expense for the periods presented in the statements of operations represents minimum California franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	December 31,	December 31,
	2014	2013
U.S. income taxes at statutory federal rate	35.0%	34%
State and local income taxes, net of federal tax benefit	6.0	6
Earnings of foreign subsidiaries	2.2	-
Goodwill impairment	(21.8)	-
Non-deductible items	(1.0)	(1)
Valuation allowance	(20.4)	(39)
Effective income tax rate	0.0%	0.0%

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

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,	December 31,
	2014	2013
Deferred tax assets	$5,994,532	$4,186,483
Valuation allowance	(5,994,532)	(4,186,483)
Total deferred tax assets, net	$-	$-

At December 31, 2014 and 2013, the Company had net operating loss carry forwards available to offset future taxable income of approximately $17,130,000and and $12,390,000, respectively. These carry forwards will begin to expire in the year ending December 31, 2032. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has not performed a change in ownership analysis since its inception in 2007 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after December 31, 2014, that could result in the expiration of the loss carry forwards before they are utilized.

The nature of the components of the deferred tax assets are attributable to the Net operating loss carry-forwards incurred by the Company and temporary differences that maybe used in future years to offset future tax liabilities.  We believe that it is more likely than not that the benefit from these deferred tax assets will not be realized. In recognition of this risk, we have provided a valuation allowance of $5,994,532 on the deferred tax assets relating to these NOL carryforwards.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At December 31, 2014 and 2013, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, which encompasses the foreign owned entities filing requirements, along with the State of California. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2007 through 2014 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at December 31, 2014 or 2013. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 12. Acquisitions

Acquisition of HT Skills Ltd

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

The following table summarizes the preliminary allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities:

Assets Acquired:
Accounts receivable	$310,464
Unbilled revenue	100,200
Property, plant and equipment	167,728
Goodwill	10,782,378
Assets acquired	$11,360,770

Liabilities Assumed:
Accounts payable	$409,602
Short term debt	148,006
Other long term liabilities	147,882
Liabilities assumed	$705,490

Net assets acquired	$10,655,280
Fair value of consideration given	$10,655,280

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of July 1, 2014, the purchase price allocation will be solidified for any change in existing, assets and liabilities during the measurement period.

The following is the unaudited pro forma information for the years ended December 31, 2014 and 2013 assuming the acquisition of HT Skills occurred on January 1, 2013:

	2014	2013
Sales	$2,050,906	$2,116,637
Operating expenses	28,480,532	6,114,519
Operating loss	(26,429,626)	(3,997,882)
Non-operating expense	1,888,404	1,945,323
Net loss	$(28,318,030)	$(5,943,205)
Basic and diluted net income per common share	$(0.34)	$(0.11)

Acquisition of Member Digital

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

The following table summarizes the preliminary allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities:

Assets Acquired:
Cash	$8,305
Accounts receivable	5,884
Goodwill	1,002,063
Assets acquired	$1,016,252

Liabilities Assumed:
Accounts payable	$16,252
Liabilities assumed	$16,252

Net assets acquired	$1,000,000
Fair value of consideration given	$1,000,000

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of July 1, 2014, the purchase price allocation will be solidified for any change in existing, assets and liabilities during the measurement period.

The following is the unaudited pro forma information for the year ended December 31, 2014 and 2013 assuming the acquisition of Member Digital occurred on January 1, 2013:

	2014	2013
Sales	$1,747,738	$903,459
Operating expenses	28,224,312	4,951,812
Operating loss	(26,476,574)	(4,048,353)
Non-operating expense	1,877,338	1,853,557
Net loss	$(28,353,912)	$(5,901,910)
Basic and diluted net income per common share	$(0.34)	$(0.16)

Acquisition of GroupCard

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

In the event 20,000 or more members are added by GroupCard during a semi-annual period (each, an “Earn-Out Period”), the Company shall issue to the GC Sellers the number of Earn-Out Shares equal to (i) $25.00 per member added by GroupCard during such Earn-Out Period, divided by (ii) $0.80. In the event less than 20,000 members are added during an Earn-Out Period, the Company will not issue any Earn-Out Shares to the Sellers for such period; however, any members added during such Earn-Out Period will be counted towards the subsequent Earn-Out Period. The Company has evaluated the potential contingencies associated with this Exchange Agreement and determined that as of December 31, 2014 there was a liability for contingent consideration of approximately $875,000 which will be settled in common stock.

The following table summarizes the preliminary allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities:

Assets Acquired:
Cash	$4,460
Accounts receivable	19,177
Prepaid expenses	12,275
Goodwill	3,155,326
Assets acquired	$3,191,238

Liabilities Assumed:
Accounts payable	$43,212
Other current liabilities	23,026
Liabilities assumed	$66,238

Net assets acquired	$3,125,000
Fair value of consideration given:
Acquisition date	$2,250,000
Contingent consideration	875,000
Total fair value of consideration given	$3,125,000

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of July 7, 2014, the purchase price allocation will be solidified for any change in existing, assets and liabilities during the measurement period.

The following is the unaudited pro forma information for the years ended December 31, 2014 and 2013 assuming the acquisition of GroupCard occurred on January 1, 2013:

	2014	2013
Sales	$1,905,715	$834,287
Operating expenses	10,883,177	4,990,728
Operating loss	(8,977,462)	(4,156,441)
Non-operating expense	3,102,396	1,853,381
Net loss	$(12,079,858)	$(6,009,822)
Basic and diluted net income per common share	$(0.15)	$(0.15)

Acquisition of ELEQT Ltd

On October 1, 2014, the Company entered into an Exchange Agreement by and among the Company, ELEQT Ltd., an entity organized under laws of the England and Wales (“ELEQT”), and the shareholders of ELEQT. On the same date, the parties consummated the transaction, pursuant to which the Sellers sold, and the Company purchased, all of ELEQT’s outstanding capital stock, in exchange for 31,000,000 unregistered shares of the Company’s common stock.

The Company also agreed to pay the Sellers an earn-out payment of shares of Common, commencing on October 1, 2015. The amount of shares to be distributed is based on ELEQT’s subsidiary achievement of various financial and operating metrics including revenue growth, gross profit margin improvement, membership growth amount and member spend growth. In the event ELEQT achieves all or a portion of these targets for the twelve months ended October 1, 2015, the Company will issue to the Sellers up to a maximum of 3,633,333 Earn-Out Shares. As of December 31, 2014, the Company has recognized a contingent consideration of approximately $380,000 related to the Earn-Out Shares.

The following table summarizes the preliminary allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities:

Assets Acquired:
Cash	$85,896
Accounts receivable	61,624
Other receivables	339,268
Property, plant and equipment	6,838
Intangible assets	403,058
Goodwill	25,677,277
Assets acquired	$26,573,961

Liabilities Assumed:
Accounts payable	$77,999
Other current liabilities	541,279
Liabilities assumed	$619,278

Net assets acquired	$25,954,683
Fair value of consideration given:
Acquisition date	$25,575,000
Contingent consideration	379,683
Total fair value of consideration given	$25,954,683

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of October 1, 2014, the purchase price allocation will be solidified for any change in existing, assets and liabilities during the measurement period.

The following is the unaudited pro forma information for the years ended December 31, 2014 and 2013 assuming the acquisition of ELEQT occurred on January 1, 2013:

	2014	2013
Sales	$2,209,801	$2,031,533
Operating expenses	28,920,179	6,473,865
Operating loss	(26,710,378)	(4,442,332)
Non-operating expense	1,877,338	1,855,906
Net loss	$(28,587,716)	$(6,298,238)
Basic and diluted net income per common share	$(0.35)	$(0.09)

Acquisition of Robson Dowry

On November 15, 2014, the Company entered into an Exchange Agreement by and among the Company, Robson Dowry Associates Ltd., an entity organized under the laws of the England and Wales (“Robson Dowry”), and the shareholders of Robson Dowry Associates Ltd. On the same date, the parties consummated the transaction, pursuant to which the Sellers sold, and the Company purchased, all of Robson Dowry’s outstanding capital stock, in exchange for 1,500,000 unregistered shares of the Company’s common.

The following table summarizes the preliminary allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities:

Assets Acquired:
Accounts receivable	$95,605
Prepaid expenses	31,318
Property, plant and equipment	8,485
Goodwill	347,934
Assets acquired	$483,342

Liabilities Assumed:
Accounts payable	$96,704
Other current liabilities	41,638
Liabilities assumed	$138,342

Net assets acquired	$345,000
Fair value of consideration given	$345,000

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of November 15, 2014, the purchase price allocation will be solidified for any change in existing, assets and liabilities during the measurement period.

The following is the unaudited pro forma information for the years ended December 31, 2014 and 2013 assuming the acquisition of Robson Dowry occurred on January 1, 2013:

	2014	2013
Sales	$2,209,371	$1,641,655
Operating expenses	28,538,270	5,654,285
Operating loss	(26,328,899)	(4,012,630)
Non-operating expense	1,877,338	1,853,557
Net loss	$(28,206,237)	$(5,866,187)
Basic and diluted net income per common share	$(0.34)	$(0.14)

Note 13. Business Segment information

The Company's reportable segments are defined by their service or revenue sources. The Company's reportable segments are Social Networking, Education and Mentoring, and Business Services. EFactor, GroupCard, Member Digital, and ELEQT are included in the Social Networking segment. EQMentor and HT Skills are included in the Education and Mentoring segment. Robson Dowry and MCC are included in the Business Services segment.

The Company measures the performance of its segments based on their operating income excluding administrative and general expenses. The accounting policies of the operating segments are the same as those described in Note 3 Summary of Significant Accounting Policies. Other income, interest expense, and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

Business segment information is as follows:

	For the years ended December 31,
	2014	2013
SOCIAL NETWORKING
Sales	$744,245	$68,994
Operating income	(17,933,074)	(2,386,594)
Assets	14,331,565	472,689
Capital expenditures	155,481	354,825
Depreciation and amortization	221,782	242,625
EDUCATION AND MENTORING
Sales	$490,310	$315,989
Operating income	(1,896,329)	(194,464)
Assets	10,853,975	2,189,592
Capital expenditures	-	-
Depreciation and amortization	34,939	525
BUSINESS SERVICES
Sales	$400,047	$356,802
Operating income	(31,689)	20,952
Assets	1,974,518	1,614,306
Capital expenditures	-	-
Depreciation and amortization	563	3,453
REPORTABLE SEGMENTS TOTAL
Sales	$1,634,602	$741,785
Operating income	(19,861,092)	(2,560,106)
Assets	27,160,058	4,276,587
Capital expenditures	155,481	354,825
Depreciation and amortization	257,284	246,603
CORPORATE & OTHER
Operating (loss) from administrative expenses	$(6,526,136)	$(1,533,416)
Assets	262,522	306,996
Capital expenditures	-	-
Depreciation and amortization	-	-
TOTAL COMPANY
Sales	$1,634,602	$741,785
Operating income	(26,387,228)	(4,093,522)
Assets	27,422,580	4,583,583
Capital expenditures	155,481	354,825
Depreciation and amortization	257,284	246,603

The table below sets forth the amount and geographic location of revenues we have recognized for the years ended December 31, 2014 and 2013:

	Year ended
	December 31,
	2014	2013
United States	$167,732	$384,983
Europe	500,268	-
United Kingdom	966,602	356,802
	$1,634,602	$741,785

Revenues generated in the United States consist of EFactor and EQMentor, the Company’s European revenue consists of GroupCard and ELEQT, and the Company’s United Kingdom revenue consists of MCC, Member Digital, HT Skills, and Robson Dowry.

Note 14. Subsequent Events

On January 6th 2015, the Company issued 2,610,162 common shares to convert $417,736 of convertible debt and accrued interest.

In January 2015, the Company sold 50,000 common shares for cash for a total consideration of $7,500.

In January 2015, the outstanding 100,000 warrants were exercised for $15,000 and 100,000 common shares were issued to the holder.

In January 2015, the Company issued a convertible note amounting to $78,750. The note is subject to annual interest of 8%, has a term of one (1) year and is convertible to common stock at a price equal to 58% of the lowest closing bid prices for the last 15 trading days prior to conversion.

In January and February 2015, the Company convertible notes to an investor group up to an amount of $250,000. The proceeds from the notes will be advanced in three tranches, as follows: $125,000 by January 6, 2015, $75,000 by February 15, 2015 and $50,000 by April 15, 2015. The Company only received proceeds of $150,000 to date.

The notes have a maturity of one (1) year and interest rate of 10% per annum and are convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company's Common Stock is then listed. In conjunction with the notes the Company may issue up to 3,000,000 warrants to the investors with a strike price of $0.10 per share. The warrants are cashless and exercisable for a period of five (5) years from closing. The Company also issued a banking advisory fee of 700,000 shares of common stock of the Company to the investors.

During February and March 2015, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) between the Company and Magna Equities II, LLC (“Magna Equities II”), the Company issued to Magna Equities II a convertible promissory note (the “Magna Equities II Note”) in the aggregate principal amount of $175,000. $100,000 was funded on February 27, 2015 and $75,000 was funded on March 2, 2015. The principal due under the Magna Equities II Note accrues interest at a rate of 12% per annum. All principal and accrued interest under the Magna Equities II Note must be repaid one year from the funding set forth above. All principal and accrued interest under the Magna Equities II Note is convertible into shares of Common Stock at a conversion price equal to the lesser of (i) a 40% discount from the lowest daily trading price in the five (5) trading days prior to conversion, or (ii) a fixed price of $0.25.

On March 16, 2015 the Company issued a convertible promissory note (the “Magna Equities II Note”) in the aggregate principal amount of $44,500 under the same terms as the previous note.

On March 2, 2015 (the “Issue Date”), pursuant to a Securities Exchange Agreement (the “Securities Exchange Agreement”) between the Company and Magna Equities I, LLC (“Magna Equities I”), the Company issued to Magna Equities I a convertible promissory note (the “Magna Equities I Note”) in the aggregate principal amount of $200,000, in exchange for $200,000 of existing debt of the Company that Magna Equities I purchased from third parties. The Magna Equities I Note accrues interest at a rate of ten percent per annum. All principal and accrued interest under the Magna Equities I Note is due on March 2, 2016. All principal and accrued interest under the Magna Equities I Note is convertible into shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), at a conversion price equal to a 40% discount from the lowest daily trading price in five (5) trading days prior to conversion. At any time during the period beginning on the Issue Date and ending on the date which is ninety (90) days thereafter, the Company may prepay any portion of the principal amount and accrued interest at 135% of such amount upon three (3) days’ written notice to Magna Equities I. In addition, beginning on the date which is thirty (30) calendar days after the Issue Date, Magna Equities I shall be obligated to purchase an additional $200,000 of Magna Equities I Notes every thirty (30) calendar days, up to a total of $1 million in additional purchases

In April 2015, the Company sold to an accredited investor 800,000 common shares and 200,000 warrants for cash for a total consideration of $100,000. That warrants have a strike price of $0.25 per share and a cashless exercise provision for a period of three (3) years from closing. In the event Company shall reach a minimum total market capitalization of $100,000,000 on a major U.S. stock exchange, and maintain such minimum for five (5) consecutive trading days, then the investor shall also receive a grant of 100,000 additional common shares.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

As of December 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to material weaknesses identified as follows:

a)	Ineffective segregation of duties, which includes, monitoring controls, between the members of management due to limited personnel

b)	Lack of resources to handle technical and financial reporting matters for complex and unusual matters

c)	Lack of controls over our financial reporting and closing process

We intend to strengthen our internal controls over the next few months by augmenting our accounting staff.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our executive officers and directors as of the date hereof:

Name	Age	Position(s)
Adriaan Reinders	70	President, Chief Executive Officer and Director
Marion Freijsen	52	Chief Operating Officer and Director
Mark Noffke	59	Chief Financial Officer and Director
Thomas Trainer	68	Director, Chairman of the Board
Brian Banmiller	70	Director
Ruud Smeets	43	Director
Mark Stanich	54	Director

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

Mark Noffke has served as the Chief Financial Officer of the Company since June 2014 and as Executive Vice President of the Company since October 2012. Mr. Noffke has more than 35 years of experience as a seasoned financial and management professional. Mr. Noffke also serves as a member of the Board of Directors for Cafe Serendipity Holdings Inc. a start-up retail branding company (OTC Pink: CAFS) and SYDYS Corporation (OTC Pink: SYYC) an online media company specializing in special interest website publishing. Since January 2007, he has also served as chief financial officer of Beyond Commerce, Inc., an e-commerce company (OTC PINK: BYOC). From August 2006 to January 2007, Mr. Noffke served as chief executive officer of Financial Media Group, Inc., a formerly public investor relations company. He served as chief financial officer of National Storm Management, Inc., a storm restoration company, from May 2004 to August 2006, where he was instrumental in its initial public offering. From September 1996 to June 2003, Mr. Noffke served as the chief financial officer and a director of U.S. Forest Industries, Inc., a formerly private timber manufacturing company, where he was responsible for developing its accounting infrastructure. Mr. Noffke is a Certified Public Accountant in Illinois and has a Bachelor of Science in Accounting from Valparaiso University in Indiana in 1977.

Brian Banmiller has served as our director since October 2013. Prior to joining the Company, Mr. Banmiller currently serves as a national broadcast journalist, commentator and public speaker. He has a 35-year affiliation with CBS News Radio as a National Business Reporter. He was the Business Editor for KTVU Channel 2 News, Oakland, California, from 1989 to 2005.  For seven years, he served as Executive Producer, Anchor & Chief Correspondent of the national television business news magazine, “On the Money with Brian Banmiller,” and for five years as Managing Editor and Co-Anchor of “Silicon Valley Business”. Prior to joining KTVU, Mr. Banmiller was a Contributing Correspondent for “The Wall Street Journal Report on Television.”  He received a business degree from Villanova University in 1966. He has also served five years in the United States Air Force where he obtained the rank of captain.

Mark Stanich has served as the Managing Director of the Company since his appointment in December 2014, and has served as a member of our Board of Directors since October 2013. Mr. Stanich formerly was the chief marketing officer and president, digital media, of AEPC, American Express’ wholly-owned media company.  AEPC produces such authoritative luxury brands as Travel + Leisure, Food & Wine, Departures, Executive Travel and Black Ink, in addition to over 30 other consumer products and services in the affluent lifestyle space. As President of digital media, Mr. Stanich leads the company’s existing and emerging digital businesses, including websites, social media platforms, e-newsletters, mobile and tablet applications, e-commerce, and digital partnerships.   As chief marketing officer since 2000, Mr. Stanich directs consumer business strategy, marketing, and product development for the company’s magazines, books, products, and branded affinity services, as well as oversees database management, and American Express Publishing’s international businesses. Prior to joining AEPC, Mr. Stanich worked at Time Warner Inc., where he held positions in various divisions, including strategic planning, consumer marketing, advertising sales and marketing, and product development, and helped spearhead numerous magazine, book, and product launches. Mr. Stanich has served on several industry boards, including his current directorships with the Online Publishers Association and BPA Worldwide.  He is a graduate of the University of California, Berkeley and received his MBA from the Harvard Business School.

Thomas Trainer has served as Director since February 2013, and as Chairman of our Board since July 2014. Mr. Trainer is a well-recognized and awarded leader in the business technology field. Throughout the course of his 40-year career, he has assisted companies such Citigroup, PepsiCo, Reebok, Eli Lilly &Company and Joseph E. Seagram to the forefront of their Industries, in his role as their Global Chief Information Officer. In 1996, Mr. Trainer helped found “The Working Council of CIOs of The Advisory Board” and “The Pharmaceutical Research and Manufacturers Association (PHARMA) CIO Forum. He has lectured internationally on business and technology issues, including “The World Congress of Information Technology” in Washington, DC in 1998; and various conferences sponsored by The Economist, Forbes, Business Week, Fortune, and Financial Times. In 2009 he keynoted in Beijing the “Inaugural Sino-American CIO Conference”. Mr. Trainer has also been profiled on CBS TV’s “American Edition” and CNBC’s “Technology Edge” Broadcast programs.

Ruud Smeets has been President of our Social Network division and a Director of the Company since October 2014. Mr. Smeets is the co-founder of ELEQT which we acquired in 2014. As President of Social Networks, Mr. Smeets is responsible for the growth of the social networks which form the core of the Group’s activities and which include the Company’s flagship networks EFactor.com and ELEQT.com. From 2008 to 2014, Mr. Smeets served as chief executive officer of ELEQT. During that period, ELEQT grew into a global exclusive social lifestyle network with members from over 200+ countries and operations in 15 metropolitan areas around the world. ELEQT is the social network of choice of the Quintessentially Group, a leading concierge service with offices in over 60+ countries around the world. Mr. Smeets also launched www.telegraaf.nl, the largest Dutch news website, introduced digital business directory Scoot in the United Kingdom and Europe, co-founded and served as general partner and director of Newconomy, a technology and media venture capital firm, established and led KPMG’s Information, Communication and Entertainment advisory services business segment, introduced Yahoo! in the Netherlands and served as general manager for Yahoo! Search Europe. Mr. Smeets also co-founded and served as chief executive officer of Mediamall, the Netherlands’ first interactive television company. Mr. Smeets holds a Master’s degree in Business Administration and Economics from the University of Maastricht and was awarded the Milia d’ Or, the Grand Jury Prize for Best Online Reference Site.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers. However, Roeland Reinders, one of our three co-founders is the adult son of Adriaan Reinders, the Company’s President and Chief Executive Officer.

Board Leadership Structure

Mr. Adriaan Reinders currently serves as our principal executive officer and Mr. Trainer serves as chairman of our Board of Directors. The Board of Directors has chosen to separate the principal executive officer and chairman positions because it believes that (i) independent oversight of management is an important component of an effective board of directors and (ii) this structure benefits the interests of all stockholders. If the Board of Directors convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. Given the composition of the Board of Directors with a strong slate of independent directors, the Board of Directors does not believe that it is necessary to formally designate a lead independent director at this time, although it may consider appointing a lead independent director if circumstances change. We believe that the structure described above is the best structure to lead us in the achievement of our goals and objectives and establishes an effective balance between management leadership and appropriate oversight by independent directors.

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

The Compensation Committee consists of Mr. Trainer as Chairman, and Mr. Banmiller. Mr. Trainer and Mr. Banmiller are independent committee members. The Audit Committee consists of Mr. Noffke, our Chief Financial Officer, Mr. Banmiller and Mr. Stanich. Mr. Banmiller is an independent committee member and is our audit committee financial expert.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees. Upon adoption, our code of ethics will be available on our website. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us, for the fiscal years indicated, by our named executive officers.

Name and Principal Position	Year	Salary	Stock Awards(2)(3)	Bonus	Other Compensation		Total
Adriaan Reinders	2014	$225,000	$390,000	$-	$48,000	(1)	$438,000
(President and Chief Executive Officer)	2013	$112,500	$-	$-	$32,000		$144,500

Marion Freijsen	2014	$225,000	$390,000	$-	$48,000	(1)	$438,000
(Chief Operating Officer)	2013	$112,500	$-	$-	$32,000		$144,500

James E. Solomon	2014	$-	$68,750	$-	$24,000	(1)	$92,750
(Former Chief Financial Officer) (5)	2013	$-	$-	$-	$52,000	(4)	$52,000

Mark Noffke	2014	$120,000	$83,500	$-	$24,000	(1)	$227,500
(Chief Financial Officer)	2013	$120,000	$-	$-	$-		$120,000

Mark Stanich	2014	$20,000	$68,750	$-	$48,000	(1)	$136,750
(Managing Director)	2013	$-	$-	$-	$10,452	(1)	$10,452

Ruud Smeets	2014	$50,000	$-	$-	$12,000	(1)	$62,000
(President of Social Networks)	2013	$-	$-	$-	$-		$-

(1) Reflects director fees received by the officer.

(2) The amounts reported include the aggregate grant date fair value of the stock portion of the discretionary bonus paid to the named executive officers.

(3) The amounts reported include the aggregate grant date fair value of the stock portionof their director fees.

(4) Includes $32,000 for director fees and $20,000 for consulting fees.

(5) Mr. Solomon resigned June 30, 2014.

Employment Agreements

Adriaan Reinders

On October 11, 2013, we entered into an employment agreement (the “Reinders Agreement”) with Mr. Reinders. Pursuant to the terms of the Reinders Agreement, Mr. Reinders will work for us on a full-time basis and will receive an annual base salary of $225,000.  Mr. Reinders may receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the compensation committee of our board of directors in its sole discretion. In addition, Mr. Reinders will be granted 100,000 restricted stock units and may be granted additional units or options annually, as may be determined by the compensation committee of our board of directors in its sole discretion.

The initial term of the Reinders Agreement was until December 31, 2014, and automatically renews for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

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

Marion Freijsen

On October 11, 2013, we entered into an employment agreement (the “Freijsen Agreement”) with Ms. Freijsen. Pursuant to the terms of the Freijsen Agreement, Ms. Freijsen will work for us on a full-time basis and will receive an annual base salary of $225,000.  Ms. Freijsen may receive an annual cash bonus in an amount up to 100% of her base salary, as may be determined by the compensation committee of our board of directors in its sole discretion. In addition, Ms. Freijsen will be granted 100,000 restricted stock units and may be granted additional units or options annually, as may be determined by the compensation committee of our board of directors in its sole discretion. The initial term of the Freijsen Agreement was until December 31, 2014, and automatically renews for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

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

Mark Stanich

Pursuant to the terms of his employment agreement (the “Stanich Agreement”), Mr. Stanich will work for us on a full-time basis and will receive a monthly base stipend of $20,000.  Mr. Stanich may receive an annual cash bonus in an amount up to $250,000, as may be determined by the compensation committee of our board of directors in its sole discretion. In addition, Mr. Stanich will be granted 6,000,000 restricted stock units in three annual tranches of 2,000,000 annually and may be granted additional units or options annually, as may be determined by the compensation committee of our board of directors in its sole discretion. The Stanich Agreement will continue until December 1, 2015, and will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Mr. Stanich’s employment is terminated by us for cause or due to his death, Mr. Stanich will be entitled to receive any accrued and unpaid base salary up to the date of termination.  In the event Mr. Stanich is physically or mentally incapacitated or disabled or otherwise unable to discharge his duties for a period of six months, the Stanich Agreement shall terminate upon 90 days written notice.

In the event Mr. Stanich’s employment is terminated by us for any reason other than cause, death or disability, he will be entitled to receive any accrued and unpaid base salary up to the date of termination. In addition, he will be entitled to receive a lump-sum cash payment equal to his (i) base salary and (ii) a bonus equal to 50% of his base salary for the greater of (x) two years following the date of termination and (y) the remainder of the term of the Stanich Agreement. In addition, any issued but unvested options will vest immediately upon such termination. Furthermore, the period of the non-competition provisions in the Stanich Agreement will decrease from two years to one year following termination of his employment.

In the event Mr. Stanich’s employment is terminated by us within six months of a change of control (as defined in the Stanich Agreement), or if Mr. Stanich terminates his employment within six months of a change in control, he will be entitled to receive a lump-sum cash payment equal to his (i) base salary and (ii) a bonus equal to 50% of his base salary for the greater of (x) two years following the date of termination and (y) the remainder of the term of the Stanich Agreement. In addition, any issued but unvested options will vest immediately upon such termination. Furthermore, the period of the non-competition provisions in the Stanich Agreement will decrease from two years to one year following termination of his employment. If our stockholders exchange their shares for stock of any other company, Mr. Stanich will also be entitled to receive an amount equal to the per share price paid to our stockholders less the pre-announcement price of the shares, multiplied by 50,000.

The Stanich Agreement contains customary non-competition provisions that extend to two years (or one year upon the occurrence of the events described above) after termination of Mr. Stanich employment with us.  Mr. Stanich also agreed to customary terms regarding confidentiality.

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2014. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)(4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Trainer	-0-	$143,750	-0-	-0-	-0-	$119,000	$262,750

Brian Banmiller	-0-	$106,250	-0-	-0-	-0-	$48,000	$154,250

John Barbera (1)	-0-	$100,000	-0-	-0-	-0-	$24,000	$124,000

(1) Mr. Barbera resigned from the Board on June 30, 2014.

(2) Includes $48,000 for director fees and $71,000 for consulting fees

(3) The amounts reported include the aggregate grant date fair value of the stock portion of the discretionary bonus paid to the named director.

(4) The amounts reported include the aggregate grant date fair value of the stock portion of their director fees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by our named executive officers as of December 31, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Adriaan Reinders	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Marion Freijsen	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Mark Stanich	-0-	-0-	-0-	-0-	-	6,000,000	1,140,000	-0-	-0-

Mark Noffke	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Ruud Smeets	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

James E. Solomon (1)	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

(1) Mr. Solomon resigned June 30, 2014.

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

The following table sets forth information known to us regarding the beneficial ownership of our common stock and preferred stock as of March 13, 2015, for:

●	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our based solely on Schedule 13D/13G filings with the SEC;
●	each of our officers and directors at such date; and
●	all of our executive officers and directors at such date, as a group.

The percentage ownership information shown in the table is based upon 147,733,139 shares of common stock outstanding as of April 10, 2014. The table also sets forth the total voting percentage our common stock for these beneficial owners.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the business address of each of the individuals is c/o EFactor Group Corp., 1177 Avenue of the Americas, Suite 5060, New York, NY 10036.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)	Percent of Common Stock	Amount and Nature of Beneficial Ownership of Preferred Stock (9)(10)	Percent of Preferred Stock	Voting Power(2) (11)

Adriaan Reinders (4)	8,706,445	5.9%	1,250,000	50%	19.1%
Vitis Vinifera Trust (4)	8,706,445	5.9%	1,250,000	50%	19.1%
Marion Freijsen (5)	8,696,445	5.9%	1,250,000	50%	19.1%
Salvia Officinalis Trust (5)	8,696,445	5.9%	1,250,000	50%	19.1%
FreedomLab B.V. (6)	7,994,353	5.4%	—	—	3.8%
Quintessentially Publishing Limited (3)	12,465,131	8.5%	—	—	6.0%
Martin Prescott	7,600,000	5.2%	—	—	3.6%
Ruud Smeets (7)	4,361,293	3.0%	—	—	2.1%
Leadersfreight Inc. (7)	4,361,293	3.0%	—	—	2.1%
Thomas Trainer	2,267,456	1.5%	—	—	1.1%
Mark Stanich	2,815,629	1.9%	—	—	1.3%
Mark Noffke	715,894	*	—	—	*
Brian Banmiller	665,436	*	—	—	*
All directors and named executive officers as a group (7 persons)	28,228,598	19.2%	2,500,000	100%	43.3%

____________________________

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each person listed is c/o EFactor Group Corp., 1177 Avenue of the Americas, Suite 5060, New York, New York 10036.
(2)	For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of the date of this prospectus.
(3)	According to a Schedule 13G filed with the SEC on October14, 2014, Quintessentially Publishing Limited reported beneficial ownership of an aggregate of 12,465,131 shares. Paul Drummond, Ben Elliot and Aaron Simpson share voting and investment control over these securities. The address of the principal business office of the reporting person is29 Portland Place, London W1B 1QB, England (United Kingdom).
(4)	Mr. Reinders has sole voting and investment control over these securities.

(5)	Ms. Freijsen has sole voting and investment control over these securities.
(6)	According to a Schedule 13G filed with the SEC on December24, 2014, FreedomLab B.V. reported beneficial ownership of an aggregate of 7,994,353 shares. Wilbert van den Haselkamphas sole voting and investment control over these securities. The address of the principal business office of the reporting person is Plantage Middenlaan 62, 1018 DH Amsterdam, The Netherlands.
(7)	Mr. Smeets has sole voting and investment control over these securities.
(8)	Calculated based on one vote per common share and 25 votes per share of Series A Convertible Preferred Stock.
(9)	As of March 9, 2015, there were 2,500,000 shares of Series A Convertible Preferred Stock outstanding.
(10)	Includes 1,250,000 shares of Series A Convertible Preferred Stock, which have 25 votes per share, or a total of 31,250,000 additional votes, on any matter brought before the holders of our common stock for a vote.
(11)	Calculated based on 209,567,138 shares of common stock outstanding with each share of Series A Convertible Preferred Stock having 25 votes per share.

Series A Preferred Stock (1)

Name of Beneficial Owner	Number of Shares		Percent of Total Voting Rights (3)(4)
Adriaan Reinders	1,250,000	(2)	19.10%
Marion Freijsen	1,250,000	(2)	19.10%
Ruud Smeets	-		-
Thomas Trainer	-		-
Brian Banmiller	-		-
Mark Noffke	-		-
Mark Stanich	-		-
All Officers and Directors as a Group (7 persons)	2,500,000	(4)	38.20%

(1)	As of February 26, 2015, there were 2,500,000 shares of Series A Convertible Preferred Stock outstanding.

(2)	Includes 1,250,000 shares of our Series A Convertible Preferred Stock, able to vote at 25 votes per share, or a total of 31,250,000 additional votes on any matter brought before the holders of our common stock for a vote.

(3)	Calculated based on 209,567,138shares of common stock outstanding with each share of Series A Preferred Stock having 25 votes per share. The percentages for Mr. Reinders and Ms. Freijsen are calculated separately for their individual ownership and together for the percentage for all officers and directors together.

(4)	The last column reflects the total voting rights of Mr. Reinders and Ms. Freijsen when combining their common stock ownership and Series A Preferred Stock ownership.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a description of the transactions we have engaged in during the year ended December 31, 2014 and through the date hereof, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

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

Director Independence

Our Board of Directors is comprised of 7 members, 2 of whom (Thomas Trainer and Brian Banmiller) are “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On February 11, 2013, we engaged, Malone-Bailey, LLP (“Malone-Bailey”) to serve as our independent registered public accounting firm for the years ending December 31, 2014 and 2013 respectively.  The following table shows the fees that were billed for the audit and other services provided by Malone-Bailey for 2014 and 2013.

	2014	2013
Audit Fees	$57,700	$64,500
Audit-Related Fees	-	2,000
Tax Fees	-	2,800
All Other Fees	12,000	-
Total	$69,700	$69,300

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the Board of Directors.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated July 27, 2006 by and among Online Holdings, Inc., a Nevada corporation, Standard Drilling Acquisition Corp., a Delaware corporation, and Standard Drilling, Inc., a Delaware corporation (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Certificate of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Nevada on October 11, 2013 (3)
3.3	Certificate of Change filed with the Secretary of State of the State of Nevada on October 15, 2013 (4)
3.4	Bylaws (5)
10.1	Acquisition and Share Exchange Agreement by and between the Company and The E-Factor Corp. and Certain of its Shareholders, dated February 1, 2013 (6)
10.2	Sale and Purchase Agreement between The E-Factor Corp. and DASPV, PTE Ltd, dated August 17, 2012, as amended (7)
10.3	Share Exchange Agreement between The E-Factor Corp. and Five5Five PTE Ltd, dated January 8, 2013 (8)
10.4	Agreement and Plan of Merger between The E-Factor Corp. and EQmentor, Inc., dated June 30, 2012, as amended (9)
10.5	Amendment No. 1 to Exchange Agreement between Home Training Initiative Ltd, Five5Five PTE Ltd., The E-Factor Corp. and Standard Drilling, Inc., dated May 7, 2013 (10)
10.6	Employment Agreement between the Company and Adriaan Reinders (11)
10.7	Employment Agreement between the Company and Marion Freijsen (12)
10.8	Share Exchange Agreement (13)
10.9	The E-Factor Corporation 2010 Stock Option Plan (14)
21	Subsidiaries of registrant
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith

 **Furnished herewith

(1)	Incorporated by reference to Exhibit 2 in our Current Report on Form 8-K, filed on July 27, 2006.
(2)	Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K, filed on September 6, 2006.
(3)	Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K, filed on October 18, 2013.

(4)	Incorporated by reference to Exhibit 3.2 in our Current Report on Form 8-K, filed on October 18, 2013.
(5)	Incorporated by reference to Exhibit 3.2 in our Registration Statement on Form SB-2 (File Number 333-75434), filed on December 19, 2001.
(6)	Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on February 14, 2013.
(7)	Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K, filed on February 14, 2013.
(8)	Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K, filed on February 14, 2013.
(9)	Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K, filed on February 14, 2013.
(10)	Incorporated by reference to Exhibit 10.1 in our Registration Statement on Form S-1 (File Number 333-183098), initially filed on May 10, 2013.
(11)	Incorporated by reference to Exhibit 99.1 in our Current Report on Form 8-K, filed on October 18, 2013.
(12)	Incorporated by reference to Exhibit 99.2 in our Current Report on Form 8-K, filed on October 18, 2013.
(13)	Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File Number 333-192574), filed on January 29, 2014.
(14)	Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K, filed on March 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFACTOR GROUP CORP.

April 14, 2015	By:	/s/ Adriaan Reinders
Adriaan Reinders
Chief Executive Officer (Principal Executive Officer)

April 14, 2015	By:	/s/ Mark V. Noffke
Mark V. Noffke
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Adriaan Reinders	Chief Executive Officer	April 14, 2015
Adriaan Reinders	(Principal Executive Officer)

/s/ Marion Freijsen	Chief Operating Officer	April 14, 2015
Marion Freijsen	and Director

/s/ Thomas Trainer	Director	April 14, 2015
Thomas Trainer

/s/ Brian Banmiller	Director	April 14, 2015
Brian Banmiller

/s/ Ruud Smeets	Director	April 14, 2015
Ruud Smeets

/s/ Mark Stanich	Director	April 14, 2015
Mark Stanich

/s/ Mark V. Noffke	Chief Financial Officer Chief Accounting Officer and Director	April 14, 2015
Mark V. Noffke	(Principal Financial Officer)

