Form 10-Q
period 2015-03-31
EFACTOR GROUP CORP.
filed 2015-05-14
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015, the Company had 189,928,420 shares of common stock, $0.001 par value outstanding.

EFACTOR GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$38,607	$111,878
Accounts receivable, net of allowance for doubtful accounts of $64,812 $64,812 at March 31, 2015 and December 31, 2014, respectively	432,692	419,664
Unbilled revenue	552,023	329,315
Other current assets	181,454	59,215
Total current assets	1,204,776	920,072

Property, website and equipment, net of accumulated depreciation of $1,446,929 and $1,419,215 at March 31, 2015 and December 31, 2014, respectively	805,579	856,030
Goodwill	25,792,720	25,544,581
Deferred financing costs	43,670	101,897
TOTAL ASSETS	$27,846,745	$27,422,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,098,318	$2,229,944
Accounts payable - related party	932,381	748,120
Bank overdraft	42,697	-
Contingent consideration	943,746	943,746
Accrued expenses and other current liabilities	2,132,147	2,050,070
Operating line of credit	400,000	475,000
Bank loans	202,667	148,006
Deferred revenue	293,370	55,382
Deferred rent	360,119	368,509
Derivative liability	967,002	-
Current portion of note payable	7,443	261,267
Current portion of convertible note payable, net of discount	841,964	1,042,904
Current portion of note payable - related parties	230,398	281,644
Total current liabilities	9,452,252	8,604,592

Other long-term obligations	82,731	101,256
Contingent consideration	310,937	310,937
Non-current portion of note payable, net of discount	7,255	8,177
Total Non-Current Liabilities	400,923	420,370
TOTAL LIABILITIES	9,853,175	9,024,962

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 2,500,000 issued and outstanding as of March 31, 2015 and and December 31, 2014 respectively.	2,500	2,500
Common stock, $0.001 par value, 300,000,000 shares authorized, 145,658,700 and 133,840,174 issued and outstanding at March 31, 2015 and December 31, 2014 respectively.	145,658	133,840
Subscription receivable	(168,000)	(168,000)
Accumulated other comprehensive loss	(1,225,839)	(1,441,630)
Additional paid-in capital	67,442,739	65,819,434
Accumulated deficit	(48,203,488)	(45,948,526)
Total stockholders' equity	17,993,570	18,397,618
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,846,745	$27,422,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net revenues	$1,003,641	$116,545

Operating expenses:
Cost of revenue	162,413	31,206
Sales and marketing	194,694	55,326
General and administrative	2,125,407	2,286,532
Depreciation and amortization	98,536	55,638
Total operating expenses	2,581,050	2,428,702

Loss from operations	(1,577,409)	(2,312,157)

Other income (expense):
Interest expense	(238,352)	(987,935)
Derivative loss	(119,578)	(559,892)
Loss on change in FV of derivative liability	(309,174)	-
Amortization of warrants	(14,723)	-
Other income (expense)	-	(49,926)
Total other income (expense), net	(681,827)	(1,597,753)

Net loss	$(2,259,236)	$(3,909,910)

Other comprehensive gain (loss):
Foreign currency translation adjustment	215,791	(19,979)

Comprehensive loss	$(2,043,445)	$(3,929,889)

Basic and diluted net loss per common share	$(0.02)	$(0.06)

Weighted average shares used in completing basic and diluted net loss per common share	141,591,611	62,326,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,259,236)	$(3,909,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,536	55,638
Stock option expense	3,973	33,935
Amortization of debt discount and deferred finance cost	177,563	939,686
Stock compensation expense	848,199	1,355,598
Loss on change in fair value of derivative liability	309,174	559,892
Derivative related to interest expense	119,578	-
Loss on conversion of debt	-	49,926
Warrant expense	14,723	-
Changes in operating assets and liabilities:
Accounts receivable	(13,028)	29,008
Unbilled revenue	(222,708)	-
Other current assets	(122,239)	(18,929)
Accounts payable	(150,972)	34,397
Accounts payable - related party	184,261	(64,531)
Accrued expenses	110,508	154,973
Deferred revenue	237,988	-
Deferred rent	(8,390)	(4,613)
Net cash used in operating activities	(672,070)	(784,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property, website and equipment	(48,085)	(59,850)
Net cash used in investing activities	(48,085)	(59,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	42,697	-
Proceeds from borrowings	448,250	885,282
Proceeds from issuance of shares	169,950	-
Proceeds from exercise of warrants	14,060	-
Net cash provided by financing activities	674,957	885,282
Effect of foreign currency exchange rate on cash	(28,073)	(19,979)
Net increase (decrease) in cash	(73,271)	20,523
Cash at beginning of period	111,878	43,377
Cash at the end of the period	$38,607	$63,900

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$416	$5,392
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Debt discount due to beneficial conversion feature	$538,250	$389,674
Debt discount due to shares and warrants issued with debt	$-	$233,904
Debt discount credited to derivative liability	-	267,417
Shares issued for conversion of debt and accrued interest	$584,218	$677,735
Shares issued for settlement of accounts payable	$-	$20,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of EFactor Group Corp. (the “Company,” “we” or “our”) have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”), which was filed on April 14, 2015.The condensed consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2014 as reported in the Form 10-K have been omitted.

Description of Business

The Company is the premier business network for entrepreneurs designed to provide a variety of tools and business services to help drive business success. Through its wholly owned business services subsidiaries, EFactor Group provides its growing entrepreneurial community of over 1.5 million members with social networking, education and mentoring, business services, and financing opportunities including crowd funding. The Company also employs a proprietary selection and matching algorithm to offer specific content and resources tailored to each entrepreneur's unique business needs.  With members in every country in the world (196 countries) across 240 industry groups, EFactor Group has built a comprehensive entrepreneurial community that serves as a source of inspiration and ideas while providing a one-stop-shop for essential services to foster business growth. EFactor Group’s operations are categorized by the following divisions:

Social Networks

•	EFactor.com provides a full-featured social network for entrepreneurs. EFactor.com provides a platform that enables access to a network of contacts, registration for live events in entrepreneurial education, pitch-it-in person events and other networking opportunities, advisory, consulting and various business tools along with a broad range of services and information.

•	Member Digital, Inc. (“Member Digital”) is a United Kingdom based company that offers entrepreneurial solutions that help entrepreneurs build their business through two distinct member-centric service offerings. These are SubHub - a solution for building and managing paid subscription and membership websites, and MemberCore – an easy-to-build database and CRM for organizations and associations to manage and record member data. A third service, Campaign Huddle, is a digital advocacy platform that enables charities, not-for-profits, businesses and organizations to build and manage digital advocacy campaigns in order to influence a political or social cause. Member Digital offers an advanced group functionality including e-commerce capability for EFactor.com members. Member Digital has a membership base of approximately 50,000 members.

•	GroupCard B.V. (“GroupCard”) is a European based marketing and communication firm founded in 2010 with the goal of helping local sporting clubs and associations create additional revenue streams. GroupCard encourages fan spending and loyalty of select and participating sponsors. GroupCard is activating these communities, which currently consists of a to approximately 90,000 members, via websites, e-mail marketing, apps, posters, flyers and in-store advertising and then compensating local clubs for the frequency of GroupCard use.

•	ELEQT is an exclusive social discovery network for trendsetters in style and business. ELEQT offers a trusted social network, via www.eleqt.com, where members can engage with fascinating people to meet, discover things to do, places to go and trends to follow. ELEQT also organizes hundreds of exclusive member-only events around the world.

Business Services

•	MCC International (“MCC”), a public relations and communications agency, was founded in 1988. The agency is based in the United Kingdom and promotes through enhancement of company's reputation utilizing print and social media news outlets, focusing on upper tier emerging technology and science companies, as well as professional service organizations, from entrepreneur start-ups and spin-offs to global consumer brands. MCC has launched a PR package aimed specifically at EFactor.com members.

•	On November 15, 2014, the Company acquired Robson Dowry, an independent branding and design group with a track record of over 30 years. Robson Dowry provides its clients with graphic design, marketing and corporate positioning to help improve their clients’ visual identity and packaging.

•	HT Skills, Ltd (“HT Skills”) is a United Kingdom based provider of high-quality apprenticeships and work-based vocational learning, and is also an experienced welfare-to-work job-broker. HT Skills is a fully-accredited and internationally-recognized by awarding bodies including City & Guilds, the Institute of Leadership and Management and others. HT Skills has delivered a number of government-funded contracts for the Skills Funding Agency, the Department of Work and Pensions and the European Social Fund.

•	EQmentor is an online professional development company organized in 2007 that provides working professionals 24/7 access to a custom-matched mentor, a global cross-industry peer community, and repositories of knowledge to empower high performance in the workplace. EQmentor delivers mentoring to corporate clients and the EFactor.com members.

Funding

•	With questions on funding being the one of the main categories for our members, education on funding and ideas about different types of financing have always been key to the Company. It is our intention to add services in this division that are purely related to this topic of interest to every entrepreneur.

The Company currently maintains its corporate office in New York, New York.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of March 31, 2015. Significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the Company is new, has limited history and relatively few sales, no certainty of continuation can be stated. The accompanying condensed consolidated financial statements for the three month period ended March 31, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Principles of consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of September 30, 2014. Significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents – For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents. The Company had no cash equivalents at March 31, 2015 or December 31, 2014.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at March 31, 2015 and December 31, 2014.

Accounts Receivable – The Company’s accounts receivable arise primarily from the sale of advertising, public relations services and promotional placements on its website and from advisory services. For the three months ended March 31, 2015 and 2014, we had six and five major customers respectively making up the full receivable balance. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. Invoices are typically due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted.

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

The Company capitalized website and internal-use software costs of $482,802 and $383,670 for the three months ended March 31, 2015 and 2014 respectively. The Company’s capitalized website and internal-use software amortization is included in depreciation and amortization in the Company’s statements of operations, and totaled $50,249 and $52,203 for the three months ended March 31, 2015 and 2014, respectively.

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

Derivatives – All derivatives held by us are recognized in the consolidated balance sheets at fair value with changes in fair value reflected in other income (expense) in the consolidated statements of operations and comprehensive loss. We issued warrants on our own common stock in conjunction with the term loan discussed in Note 3 of our consolidated financial statements. These warrants meet the definition of a derivative and are reflected as a warrant liability at fair value in the consolidated balance sheets. Likewise, embedded conversion options in our convertible notes which qualify for derivative accounting are bifurcated and their corresponding fair values are recorded as derivative liabilities.

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

Impairment of Long-lived Assets – The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the three months ended 2015 and 2014, there have been no impairment losses.

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

Nonmonetary transactions – Based on guidance provided in accordance with ASC No. 845 Nonmonetary Transactions (“ASC 845”), barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. The fair value of the product and services received during the three months ended March 31, 2015 was $31,750

Reclassifications – Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

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

Note 4 – Notes Payable and Line of Credit

Notes payable

During February and March 2015, pursuant to a Securities Purchase Agreement between the Company and Magna Equities II, LLC (“Magna Equities II”), the Company issued to Magna Equities II a convertible promissory note (the “Magna Equities II Note”) in the aggregate principal amount of $175,000. $100,000 was funded on February 27, 2015 and $75,000 was funded on March 2, 2015. The principal due under the Magna Equities II Note accrues interest at a rate of 12% per annum. All principal and accrued interest under the Magna Equities II Note must be repaid one year from the funding set forth above. All principal and accrued interest under the Magna Equities II Note is convertible into shares of Common Stock at a conversion price equal to the lesser of (i) a 40% discount from the lowest daily trading price in the five (5) trading days prior to conversion, or (ii) a fixed price of $0.25.

On March 15th and on March 27th, 2015 the Company issued a convertible promissory note (the “Magna Equities II Note”) in the aggregate principal amount of $15,000 and $29,500 respectively under the same terms as the previous note issue initially.

On March 2, 2015, pursuant to a Securities Exchange Agreement between the Company and Magna Equities I, LLC (“Magna Equities I”), the Company issued to Magna Equities I a convertible promissory note (the “Magna Equities I Note”) in the aggregate principal amount of $200,000, in exchange for $200,000 of existing debt of the Company that Magna Equities I purchased from third parties. The Magna Equities I Note accrues interest at a rate of ten percent per annum. All principal and accrued interest under the Magna Equities I Note is due on March 2, 2016. All principal and accrued interest under the Magna Equities I Note is convertible into shares of common stock of the Company, par value $0.001 per share, at a conversion price equal to a 40% discount from the lowest daily trading price in five (5) trading days prior to conversion. At any time during the period beginning on the Issue Date and ending on the date which is ninety (90) days thereafter, the Company may prepay any portion of the principal amount and accrued interest at 135% of such amount upon three (3) days’ written notice to Magna Equities I. In addition, beginning on the date which is thirty (30) calendar days after the Issue Date, Magna Equities I shall be obligated to purchase an additional $200,000 of Magna Equities I Notes every thirty (30) calendar days, up to a total of $1 million in additional purchases.

On January 9, 2015 the Company issued $125,000 in convertible notes to an investor group and an additional $25,000 in February 2015. The notes have a maturity of one (1) year and interest rate of 10% per annum and are convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company's Common Stock is then listed for the five (5) trading days immediately prior to conversion. In conjunction with the notes the Company issued 2,000,000 Warrants to the Investors with a strike price of $0.10 per share. The warrants are cashless and exercisable for a period of five (5) years from closing. The Company also issued a banking advisory fee of 700,000 shares of common stock of the Company to the investors valued at $50,090.

On January 26, 2015, the Company issued a convertible note amounting to $78,750. The note is subject to annual interest of 8%, has a term of one (1) year and is convertible to common stock at a price equal to 58% of the lowest closing bid prices for the last 15 trading days prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. Also on January 26, 2015, the Company issued a second convertible note amounting to $78,750 referenced as a backend note in which the proceeds are only available at the option of the Company and then only if the initial note for $78,750 has been satisfied. This note is subject to annual interest of 8%, has a term of one (1) year and is convertible to common stock at a price equal to 58% of the lowest closing bid prices for the last 15 trading days prior to conversion.

The fair value of the derivative liability at the re-measurement date amounting to $967,002 was credited to additional paid in capital. The derivative liability was valued using the Black-Scholes model using the following assumptions:

	At issuance date	At termination date
Market value of stock on measurement date	$0.08 -2.25	$0.08 - 1.90
Risk-free interest rate	0.01% - 0.04%	0.05%
Dividend yield	0%	0%
Volatility factor	269% - 655%	319%
Term	0.07 - 0.16 years	0.25 years

During the three months ended March 31, 2015, the Company issued 4,376,498 shares to convert $584,218 of convertible debt which includes accrued interest of $24,186. A loss on conversion of debt amounting to $0 was recognized for the three months ended March 31, 2015.

During the three months ended March 31, 2015 the Company recognized $119,336 of related to the amortization of debt discounts on all convertible and unsecured short term notes.

A summary of activity for notes payable during the three months ended March 31, 2015 is set forth below:

Balance at December 31, 2014	$1,312,348
Proceeds from convertible notes	448,250
Assignment of debt from line of credit	75,000
Conversion of convertible notes to equity - principal	(560,032)
Debt discount on new convertible notes and shares issued with debt	(538,250)
Amortization of debt discount	119,336
Balance at March 31, 2015	856,652
Less:
Current notes payable / capital lease	(7,443)
Current portion of notes payable – third parties	(841,964)
Non-current portion of capital lease – third parties	$7,255

Odom - Line of Credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Odom Agreement”) with Charles Odom, the lender, in the amount of $750,000. Pursuant to the Agreement, the lender agreed to make loans to the Company from time to time commencing on the date of the Agreement for a period of twenty four (24) months thereafter ending June 7, 2015.

As of March 31, 2015, the Company has drawn $475,000 from the line $75,000 was assigned during March of 2015 leaving a current outstanding balance of $400,000 as of March 31, 2015.As required by the Agreement in 2013, the Company also issued 118,750 shares to the lender, proportionate to amounts that had been drawn, which was recognized as deferred financing fees of $475,000 and amortized over the term of the line of credit. For the three months ended March 31, 2015, $58,227 has been amortized into interest expense and the remaining balance amounts to $43,670. All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier. The line of credit is secured by all of the assets of the Company. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the line of credit.

Bank loans

Through the acquisition of the HT Skills entity on July 1, 2014 the Company also assumed three separate banking activities where the former principal owner of HT Skills has continued to guarantee the amount of the funds provided whether in an overdraft or outstanding balance position. As of March 31, 2015, HT Skills has an outstanding balance on their overdraft facility of $60,908 (£40,331) which is included in accounts payable in the consolidated balance sheets. As of March 31, 2015, HT Skills has outstanding balances for two term loans totaling to $141,759 (£93,833). These loans mature on May 31, 2015, are subject to annual interest at a rate of 8% over the prevailing Bank of England Base Rate (the Bank of England base rate is currently 0.5% a year, but may change from time to time) and are secured by the assets of HT Skills. These Bank Loans per the Company’s Purchase Agreement with the Shareholders of HTSkills, are the obligation of the former owner of HT Skills and will be reimbursed to the Company.

Note 5 – Other Liabilities

Justice Obligation

As part of the acquisition of EQmentor, Inc., the Company entered into an employment agreement with the former majority shareholder of EQmentor, Inc. where the latter is entitled to receive a quarterly bonus in an amount equivalent to $103,333 (net of payment of all payroll taxes and other withholdings), in cash or common stock. The purpose of the obligation was to allow the former majority shareholder to repay certain debts that he had personally secured during the course of his ownership of EQmentor, Inc. As of March 31, 2015, this obligation has an outstanding balance of $664,710 which is included in accrued liabilities and other current liabilities in the consolidated balance sheets. The obligation accrues interest of 3.5% per annum. The Company is anticipating payments to begin on a quarterly basis during the third quarter in 2015.

MCC Obligation

As a component of the MCC acquisition the Company acquired a long-term liability related to a previous recapitalization of MCC. Specifically, MCC entered into an arrangement with its creditors during 2010, in what is referred as a “Company Voluntary Arrangement” (“CVA”), in order to protect MCC from any unreceptive creditor action.  In connection with the arrangement, the Company is required to make monthly fixed payments to a trustee of $2,265 (£1,500 GBP). These payments are scheduled to end in February 2019. This obligation is reported as other long-term obligations in the consolidated balance sheets.

Note 6 – Derivative Instruments

During the three months ended March 31, 2015, the Company recognized a derivative liability associated with the convertible notes discussed in Note 3. The resulting derivative liability being recognized at the issuance date amounting to $657,828 with a corresponding charge to debt discount for the full amount of the notes amounting of $538,250 and the balance of $119,578 to derivative expense.

On March 31, 2015, the derivative instruments were revalued to $967,002 resulting in a loss on the change in value of $309,174 and a corresponding increase in derivative liability. Also on March 31, 2015, the Company amortized $66,089 in debt discount resulting in a net discount balance of $472,160 for these derivative instruments.

The derivative liabilities were valued using the Black-Scholes model using the following assumptions:

	At issuance date	At termination date
Market value of stock on measurement date	$0.08 -2.25	$0.08 - 1.90
Risk-free interest rate	0.01% - 0.04%	0.01 - 0.15%
Dividend yield	0%	0%
Volatility factor	146% - 1,731%	171 -319%
Term	0.07 – 1.01 years	0.09 - 0.25 years

Note 7 – Acquisitions

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired:
Accounts receivable	$310,464
Unbilled revenue	100,200
Property, plant and equipment	167,728
Goodwill	10,782,378
Assets acquired	$11,360,770

Liabilities Assumed:
Accounts payable	$409,602
Short term debt	148,006
Other long term liabilities	147,882
Liabilities assumed	$705,490

Net assets acquired	$10,655,280
Fair value of consideration given	$10,655,280

Member Digital Ltd.

On July 1, 2014, the Company entered into an Exchange Agreement by and among the Company, Member Digital Ltd., an entity organized under the laws of England and Wales (“Member Digital”), and the shareholders of Member Digital (the “MDSellers”). On the same date, the parties consummated the transaction, pursuant to which the MD Sellers sold, and the Company purchased, all of Member Digital’s outstanding capital stock, in exchange for 1,250,000 unregistered shares of the Company’s common stock.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired:
Cash	$8,305
Accounts receivable	5,884
Goodwill	1,002,063
Assets acquired	$1,016,252

Liabilities Assumed:
Accounts payable	$16,252
Liabilities assumed	$16,252

Net assets acquired	$1,000,000
Fair value of consideration given	$1,000,000

GroupCard BV

On July 7, 2014, the Company entered into an Exchange Agreement by and among the Company, GroupCard BV, an entity organized under the laws of the Netherlands (“GroupCard”), and the shareholders of GroupCard (the “GC Sellers”). On the same date, the parties consummated the transaction, pursuant to which the GC Sellers sold, and the Company purchased, all of GroupCard’s outstanding capital stock, in exchange for 2,812,500 unregistered shares of the Company’s common stock. In connection with the transaction, the Company agreed to loan GroupCard, within 120 days of the closing of the transaction, $400,000 at six percent interest per annum for working capital purposes. In addition, the Company agreed to pay the GC Sellers four semi-annual earn-out payments of shares of Common Stock (“Earn-Out Shares”), commencing on January 1, 2015. In the event 20,000 or more members are added by GroupCard during a semi-annual period (each, an “Earn-Out Period”), the Company shall issue to the GC Sellers the number of Earn-Out Shares equal to (i) $25.00 per member added by GroupCard during such Earn-Out Period, divided by (ii) $0.80. In the event less than 20,000 members are added during an Earn-Out Period, the Company will not issue any Earn-Out Shares to the Sellers for such period; however, any members added during such Earn-Out Period will be counted towards the subsequent Earn-Out Period. The Company has evaluated the potential contingencies associated with this Exchange Agreement and determined that there is no additional contingent liability required as of March 31, 2015.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired:
Cash	$4,460
Accounts receivable	19,177
Prepaid expenses	12,275
Goodwill	3,155,326
Assets acquired	$3,191,238

Liabilities Assumed:
Accounts payable	$43,212
Other current liabilities	23,026
Liabilities assumed	$66,238

Net assets acquired	$3,125,000
Fair value of consideration given:
Acquisition date	$2,250,000
Contingent	875,000
Total fair value of consideration given	$3,125,000

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired:
Cash	$85,896
Accounts receivable	61,624
Other receivables	339,268
Property, plant and equipment	6,838
Intangible assets	403,058
Goodwill	25,677,277
Assets acquired	$26,573,961

Liabilities Assumed:
Accounts payable	$77,999
Other current liabilities	541,279
Liabilities assumed	$619,278

Net assets acquired	$25,954,683
Fair value of consideration given:
Acquisition date	$25,575,000
Contingent	379,683
Total fair value of consideration given	$25,954,683

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired:
Accounts receivable	$95,605
Prepaid expenses	31,318
Property, plant and equipment	8,485
Goodwill	347,934
Assets acquired	$483,342

Liabilities Assumed:
Accounts payable	$96,704
Other current liabilities	41,638
Liabilities assumed	$138,342

Net assets acquired	$345,000
Fair value of consideration given	$345,000

Basis of Presentation

These acquisitions have been accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is considered goodwill. The Company’s results of operations included the activities of Member Digital, HT Skills, GroupCard, ELEQT, and Robson Dowry from the date of the acquisition.

Purchase Price Allocation

In accordance with ASC 805, Business Combinations, the Company recorded the assets acquired and liabilities assumed at their respective estimated fair values as of their respective acquisition dates. The total estimated purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair value allocation is preliminary and is subject to change based on evaluations of the assets currently being performed by the Company.

Note 8 – Business Division Information and Geographical Segments

The Company's reportable segments are defined by their service or revenue sources. The Company's reportable divisions are Social Networks, Business Services, including Education and Mentoring, and Funding. Social Networks comprises EFactor, GroupCard, Member Digital, and ELEQT. The Business Services division is made up of EQMentor, HT Skills, Robson Dowry, and MCC. The Funding division is specific to the Company’s recent acquisition of RocketHub.

The Company measures the performance of its divisions based on their operating income excluding administrative and general expenses. The accounting policies of the operating segments are the same as those described in Note 3 Summary of Significant Accounting Policies. Other income, interest expense, and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

The table below sets forth our revenue based on our business segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Social Networks	$485,157	$23,009
Business Services	518,484	93,536
	$1,003,641	$116,545

For the three months ended March 31, 2015 and 2014, the Company generated revenues in the U.S., Europe and the U.K. as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
United States	$11,490	$24,446
Europe	426,618	-
United Kingdom	565,533	92,099
	$1,003,641	$116,545

As of March 31, 2015 and December 31, 2014, the Company has assets in the U.S., Europe and the U.K.:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Total assets in the U.S.	$1,950,367	$2,129,289
Total assets in Europe	13,271,177	13,033,559
Total assets in the U.K.	12,625,201	12,259,732
Total assets	$27,846,745	$27,422,580

As of March 31, 2015 and December 31, 2014, the Company has liabilities in the U.S., Europe and the U.K.:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Total liabilities in the U.S.	$6,247,653	$5,764,898
Total liabilities in Europe	2,449,276	2,204,411
Total liabilities in the U.K.	1,156,246	1,055,653
Total liabilities	$9,853,175	$9,024,962

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of HT Skills Ltd, Member Digital Ltd., GroupCard BV, ELEQT Ltd and Robson Dowry Ltd occurred on January 2014:

For the three
months ended
March 31,
2014
Net Revenues	$677,882
Net (loss) income from continuing operations	(4,036,059)
Net (loss) income per share from continuing operations	(0.06)
Weighted average number of shares – Basic and diluted	62,326,733

Note 9 – Related Parties and Related Party Transactions

Accounts Payable – Related Party

As of March 31, 2015, two of our executive officers, Adriaan Reinders, and Marion Freijsen had unreimbursed expenses, unpaid management fees and salaries of $354,790 and $300,399, respectively. The remaining balance of the Accounts Payable Related Party of $369,881 represents amounts primarily due to our board of directors for board meeting fees, out of pocket expenses and consulting fees.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the three months ended March 31, 2015 are set forth below:

Balance at December 31, 2014	$281,644
Amortization of debt discount	4,251
Repayment of notes payable	(55,497)
Balance at March 31, 2015	$230,398

Note 10 – Stockholders’ Equity

Common Stock

During the three months ended March 31, 2015:

-	the Company issued 1,258,098 shares of common stock for cash proceeds of $169,950.

-	the Company issued 4,376,498 shares of common stock to convert $584,218 of convertible debt.

-	the Company issued 100,000 shares of common stock for cash proceeds of $14,060 from the exercise of warrants.

-	the Company issued 6,083,930 shares of common stock for services with a fair value of $848,199.

Stock Options

During the three months ended March 31, 2015, the Company recognized $3,973 of stock option expense related to options granted in prior periods. As of March 31, 2015, there are 3,827,541 options outstanding with a weighted average exercise price of $0.57 and an expected life of 1.4 years.

Warrants

As of March 31, 2015 there are 2,302,323 warrants outstanding with an aggregate exercise price of $275,581.

Note 11 – Subsequent Events

On April 15, 2015, the Company entered into an Agreement and Plan of Merger with EFactor Merger Sub Inc., a New York corporation and wholly owned subsidiary of the Company (“Merger Sub”), RocketHub Inc., a New York corporation (“RocketHub”), the shareholders of RocketHub (the “ RocketHub Sellers”) and Eric Schneider in his capacity thereunder as the representative of the RocketHub Sellers. Pursuant and subject to the terms and conditions of the Merger Agreement, Merger Sub was merged with and into RocketHub, with RocketHub surviving as a wholly owned subsidiary of the Company. As consideration for the Merger, the Sellers received 21,428,571 shares of common stock, par value $0.001, of the Company, at a purchase price of $0.70 per share, for an aggregate purchase price valued at $15 million. RocketHub launched in January 2010, and is considered one of America’s largest crowdfunding platforms.

In April 2015, the Company sold to accredited investors 1,600,000 common shares and 400,000 warrants for cash for a total consideration of $200,000. That warrants have a strike price of $0.25 per share and a cashless exercise provision for a period of three (3) years from closing. In the event Company shall reach a minimum total market capitalization of $100,000,000 on a major U.S. stock exchange, and maintain such minimum for five (5) consecutive trading days, then the investors shall also receive a grant of 200,000 additional common shares. Also, the Company issued 100,000 shares associated with a 2014 bonus award and issued 1,049,568 shares as payment for past services totalling $152,815.

On April 8, 2015, pursuant to a Securities Exchange Agreement between the Company and Magna Equities I, LLC, the Company issued to Magna Equities I a convertible promissory note in the aggregate principal amount of $200,000, in exchange for $200,000 of existing debt of the Company that Magna Equities I purchased from third parties. The Magna Equities I Note accrues interest at a rate of ten percent per annum. All principal and accrued interest under the Magna Equities I Note is due on March 2, 2016. All principal and accrued interest under the Magna Equities I Note is convertible into shares of common stock of the Company, par value $0.001 per share, at a conversion price equal to a 40% discount from the lowest daily trading price in five (5) trading days prior to conversion.

On May 1, 2015 the Company issued to Magna Equities II, LLC a convertible promissory note in the aggregate principal amount of $53,000 under the same terms as the previous note.

In April 2015, the Company sold 6,000,000 shares of its common stock to 5 accredited investors for an aggregate of $750,000.  In addition to the common stock the investors received 2,400,000 three year warrants with a strike price of $0.25.

On April 28, 2015, the Company amended their Articles of Incorporation to increase the authorized common stock of the Company from 175,000,000 to 300,000,000.

On May 6, 2015, the Company issued 3,200,000 and 2,425,340 shares of the Company’s common stock to Adriaan Reinders and Marion Freijsen respectively  to convert certain indebtedness aggregating to $703,167 of the Company related party liabilities. In addition to the common stock the investors received 1,406,335 three year warrants with a strike price of $0.25.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On April 15, 2015, the Company entered into an Agreement and Plan of Merger with EFactor Merger Sub Inc., a New York corporation and wholly owned subsidiary of the Company, RocketHub Inc., a New York corporation (“RocketHub”), the shareholders of RocketHub (the “ RocketHub Sellers”) and Eric Schneider in his capacity thereunder as the representative of the RocketHub Sellers. Pursuant and subject to the terms and conditions of the Merger Agreement, Merger Sub was merged with and into RocketHub, with RocketHub surviving as a wholly owned subsidiary of the Company. As consideration for the Merger, the Sellers received 21,428,571 shares of common stock, par value $0.001, of the Company, at a purchase price of $0.70 per share, for an aggregate purchase price valued at $15 million. RocketHub launched in January 2010, and is recognized as one of America’s largest crowdfunding platforms.

We are now a holding company with all of our operations conducted through EFactor, which primarily consist of owning, operating and administering certain assets related to a social media network, on- and offline content and interests in a subsidiary that conducts business operations such as EQmentor and certain other intellectual property, as more fully discussed herein.

On April 28, 2015, the Company amended their Articles of Incorporation to increase the authorized common stock of the Company from 175,000,000 to 300,000,000.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues. For our two most recent fiscal years ending December 31, 2014 and 2013, we have incurred net losses of approximately $28.3 million and $5.9 million, respectively. For the three months ended March 31, 2015 we incurred a net loss of approximately $2.3 million, and our operating expenses consisted primarily of the following:

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

During the three months ended March 31, 2015 and 2014, the Company generated revenue primarily from sales of the following services:

	Three Months Ended
	March 31,
	2015	2014
Social Networks	$485,157	$23,009
Business Services	518,484	93,536
	$1,003,641	$116,545

During the three months ended March 31, 2015 we made significant progress in several critical areas which will help us drive future company growth.

In our Social Networks business segment, our multiple social networking products (EFactor and ELEQT) were restructured with a focus on operational efficiencies, and we were able to both lower costs and increase our YOY revenues. Our combined Social Networks business segment grew top line revenue compared to Q1 2014 by 28x to approximately $485k. We have seen many advertisers purchase advertising campaignsin the 1st quarter across the social networks in our group.

On the event side of our business, in the first 3 months of 2015 we created and monetized 30 member networking events, seminars and webinars 3 times more than in the same period last year. These events took place in Europe, North America, South America and Asia, in turn growing our international engagement, client and membership base.

In addition, our proprietary EScore benchmarking tool continues to play an important role in guiding our members through valuable small business growth opportunities, and also in aiding in the qualitative ranking of a member’s business attractiveness.

Our Business Services segment grew revenue a little over for times to approximately $425k. We benefited from members in our networks purchasing products or services from other companies in the EFactor Group, such as Member Digital, which has seen a 250% increase in new clients acquisition to its SubHub platform via co-marketing with both EFactor.com and ELEQT.com.

Our UK training subsidiary broke new ground on enrollments and a new suite of education service offerings in the period, lifting both our customer levels and margins.

We believe that the ongoing leveraging of our connected product offerings, strong client relationships, growing international market presence, and skills and assets present within our group will lead to continued growth and significant revenue opportunities as well as member audience growth, and ultimately most importantly: a unique value proposition for entrepreneurs.

Social Networks generates revenue from the following:

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

Third-party revenue sharing: In addition to our own products, we will offer products of third parties to our members provided they are suitable and will offer a discount on their retail value to our members. From such third party services, EFactor will gain a small revenue share.

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

Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets. There was no impairment charge for the period ended March 31, 2015.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Our revenue for the three month period ended March 31, 2015 was $1,003,641 compared to $116,545 for the three month period ended March 31, 2014. All of our revenue was derived from member payments, event fees, annual event packages, public relations and advertising revenue along with advisory fees, sponsorships and revenue shares with strategic partners. The increase in revenue is primarily due to the acquisitions of MCC, HT Skills, Member Digital, GroupCard, ELEQT, and Robson Dowry.

Nonmonetary transactions

Based on guidance provided in accordance with ASC No. 845 Nonmonetary Transactions (“ASC 845”), barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. The fair value of the product and services received during the twelve months ended March 31, 2015 was $31,700.

Operating Expenses

Our operating expenses increased by $152,348 to $2,581,050 for the three month period ended March 31, 2015, from $2,428,702 for the three month period ended March 31, 2014. This increase was primarily due to the increase in cost of revenue of $131,207, an increase in sales and marketing of $139,368, and an increase in depreciation and amortization of $42,898. These increases were partially offset by a decrease in general and administrative costs of $161,125.

Interest Expense

Our interest expense decreased to $238,352 for the three month period ended March 31, 2015, compared to $987,935 for the three month period ended March 31, 2014. In the three month period ended March 31, 2015 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $205,862 for the amortization of debt discount and share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to raising further capital and increasing revenues over the course of the next 18 months.

Net Loss

Net loss decreased by $1,650,674 to $2,259,236 for the three month period ended March 31, 2015 from $3,909,910 for the three months ended March 31, 2014. The decrease in net loss compared to the prior year period is primarily a result of an increase in revenue of $887,096, a decrease in interest expense of $749,583, a decrease in derivative loss of $440,314, and a decrease in other expense of $49,926. These are offset by an increase operating expense of $152,348 and an increase in loss on change in fair value of derivative liability of $309,174.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2015 because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2015 was $38,607 and our monthly cash flow burn rate, that now includes the operations of our numerous recent acquisitions, has increased to approximately $225,000, excluding professional fees and consultants on an as needed basis. In addition, we anticipate investing approximately $700,000 over the next six months to expand our core business infrastructure. Historically we have satisfied our short-term cash needs through proceeds from the sales of our securities and/or issuance of promissory notes. We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of approximately $38,607 as of March 31, 2015. Based on our revenues, cash on hand and current monthly burn rate, around $225,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013 we entered into a revolving line of credit (the “Line of Credit”) with an accredited investor for an amount of up to $750,000. Under the terms of the Line of Credit, the lender agreed to advance to us for a period of 24 months ending on July 7, 2015 such amounts as we may request up to $750,000. All sums advanced will bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum. Each advance will be due and payable in full 12 months following the day each advance is made. In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under this line of credit) (the “Capital Raise”), all amounts due and payable under Line of Credit will become due and payable 14 days after the consummation of such Capital Raise. As of March 31, 2015 we have issued 118,750 shares of restricted common stock based on the current advances to date. The number of shares issued in connection with the Line of Credit will be pro-rated according to the amount of the advance. In connection with the Line of Credit, we entered into a security agreement (the “Security Agreement”) with the lender, whereby we granted to lender, as collateral for our obligations to be performed under the Line of Credit. As of March 31, 2015, we had received advances under the line of credit totaling $475,000 and have completed a first repayment of $75,000. We have been advised by the lender that, due to extenuating circumstances, it is not currently able to provide us with additional advances under the Line of Credit. We believe that once the lender’s extenuating circumstances has been resolved, we will be able to obtain additional advances under the Line of Credit.

On September 4, 2014, the Company retained an investment banking firm to provide investment banking and advisory services to the Company including strategic planning, market analysis, and capital requirements.

The Company has been able to satisfy short term needs through the sale of securities to individual accredited investors, over the past year. Even though management has had success in the past in generating funds from these sundry sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

Operations

Net cash used in operating activities of $672,070 for the three months ended March 31, 2015, as compared to $784,930 in cash used in operations for the three months ended March 31, 2014.  For the three months ended March 31, 2015, the net cash used consisted primarily of the net loss of $2,259,236 offset by non-cash expenses of approximately $1,571,746 consisting of amortization of debt discount and deferred finance cost of $177,563, stock and option based expense of $852,172, loss on derivative valuation of $309,174, derivative related interest expense of $119,578, warrant expense of $14,723, and depreciation and amortization of $98,536. Additionally, changes in assets and liabilities consisted of increases in unbilled revenue of $222,708, accounts receivable of $13,028, other current assets of $122,239, accounts payable – related party of $184,261, accrued expenses of $110,508, and deferred revenue of $237,988. These increases are offset by decreases in accounts payable of $150,972 and deferred rent of $8,390.

Investments

Net cash used in investing activities of $48,085 for the three months ended March 31, 2015, as compared to $59,850 in cash used in investing activities for the three months ended March 31, 2014. For the three months ended March 31, 2015 the net cash provided by investing activities related to expenditures associated with building our website and increasing the infrastructure and architecture needed to support the growth in the member base along with migrating our range of servers to a more robust environment.

Financing

Net cash provided by financing activities of $674,957 for the three months ended March 31, 2015, as compared to $885,282 in cash provided by financing activities for the three months ended March 31, 2014. For the three months ended March 31, 2015, the financing activities consisted primary of $448,250 in proceeds from borrowings, $169,950 in proceeds from the issuance of shares and proceeds from the exercise of warrants of $14,060, and bank overdraft of $42,697. For the three months ended March 31, 2014, our financing activities consisted of $885,282 in proceeds from borrowings.

Capital Expenditures

For a total period of 36 months commencing September 2014 we expect to incur approximately $1,000,000 per year in stock related services expenses from our agreement with FreedomLab B.V. ("FreedomLab"), a Netherlands-based research and innovation studio affiliated with Dasym Investment Strategies BV, which is assisting with developing and branding of our website and tools and the expansion of our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because our business is relatively new and has a limited history and we have relatively few sales, no certainty of continuation can be stated. Our financial statements for the three months ended March 31, 2015 and the twelve months ended December 31, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have suffered losses from operations and have a working capital deficit, which may raise doubt about our ability to continue as a going concern. Management is taking steps to raise additional funds to address our operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, our ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances that we will receive the necessary funding or generate revenue necessary to fund operations. Our financial statements contain no adjustments for the outcome of this uncertainty.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2015, we issued an aggregate of 11,818,526 shares of common stock as follows: (i) 1,258,098 shares of common stock were issued for approximately $169,950 in cash, (ii) 4,376,498 shares of common stock valued at approximately $584,218 were issued related to debt, (iii) 6,083,930 shares of common stock valued at approximately $848,199 were issued related professional services, and (iv) 100,000 shares of common stock were issued for $14,060 in cash upon exercise of warrants.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1#	Agreement and Plan of Merger with EFactor Merger Sub Inc., a New York corporation and wholly owned subsidiary of the Company, dated April 15, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.

#	Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on April 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFactor Group Corp.

Dated: May 14, 2015		/s/ Adriaan Reinders
	By:	Adriaan Reinders
	Its:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2015		/s/ Mark V. Noffke
	By:	Mark V. Noffke
	Its:	Chief Financial Officer
(Principal Financial Officer)

