Form 10-Q
period 2015-06-30
EFACTOR GROUP CORP.
filed 2015-08-17
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2015, the Company had 3,289,323 shares of common stock, $0.001 par value outstanding.

EFACTOR GROUP CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$262,424	$111,878
Accounts receivable, net of allowance for doubtful accounts of $64,812 and $64,812 at June 30, 2015 and December 31, 2014, respectively	640,250	419,664
Unbilled revenue	644,581	329,315
Other current assets	65,965	59,215
Total current assets	1,613,220	920,072
Property, website and equipment, net of accumulated depreciation of $1,446,929 and $1,419,215 at June 30, 2015 and December 31, 2014, respectively	956,387	856,030
Goodwill	27,737,616	25,544,581
Deferred financing costs	—	101,897
TOTAL ASSETS	$30,307,223	$27,422,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,741,175	$2,229,944
Accounts payable - related party	280,875	748,120
Contingent consideration	68,746	943,746
Accrued expenses and other current liabilities	1,834,165	2,050,070
Funds held in trust	167,361	—
Operating line of credit	360,000	475,000
Bank loans	264,885	148,006
Deferred revenue	129,490	55,382
Deferred rent	376,873	368,509
Derivative liability	4,241,206	—
Current portion of note payable, net of discount	7,046	261,267
Current portion of convertible note payable, net of discount	1,168,352	1,042,904
Current portion of note payable - related parties, net of discount	231,081	281,644
Total current liabilities	11,871,255	8,604,592

Other long-term obligations	76,757	101,256
Contingent consideration	310,937	310,937
Non-current portion of note payable, net of discount	5,701	8,177
Total Non-Current Liabilities	393,395	420,370
TOTAL LIABILITIES	12,264,650	9,024,962

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 42,000 issued and outstanding as of June 30, 2015 and and December 31, 2014 respectively.	42	42
Common stock, $0.001 par value, 300,000,000 shares authorized, 3,193,833 and 2,230,670 issued and outstanding at June 30, 2015 and December 31, 2014 respectively.	3,194	2,231
Subscription receivable	(168,000)	(168,000)
Accumulated other comprehensive loss	(1,234,945)	(1,441,630)
Additional paid-in capital	73,221,836	65,953,501
Accumulated deficit	(53,779,554)	(45,948,526)
Total stockholders’ equity	18,042,573	18,397,618
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,307,223	$27,422,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues	$1,065,757	$148,586	$2,069,398	$265,131

Operating expenses
Cost of revenue	262,423	46,549	424,836	77,755
Sales and marketing	168,847	64,081	363,541	119,407
General and administrative	2,751,701	882,988	4,877,108	3,169,520
Depreciation and amortization	97,493	59,228	196,029	114,866
Loss on forgiveness of liabilities	—	32,778	—	32,778
Total operating expenses	3,280,464	1,085,624	5,861,514	3,514,326

Loss from operations	(2,214,707)	(937,038)	(3,792,116)	(3,249,195)

Other income (expense):
Interest expense	(466,919)	(475,215)	(705,271)	(1,463,149)
Loss on conversion of debt	—	—	—	(49,926)
Derivative loss	(326,237)	(16,250)	(445,815)	(576,143)
Loss on change in FV of derivative liability	(2,299,967)	—	(2,609,141)	—
Amortization of warrants	(274,346)	—	(289,069)	—
Other income (expense)	—	—	10,384	—
Total other income (expense), net	(3,367,469)	(491,465)	(4,038,912)	(2,089,218)

Net loss	$(5,582,176)	$(1,428,503)	$(7,831,028)	$(5,338,413)

Other comprehensive gain (loss):
Foreign currency translation adjustment	(9,286)	(4,720)	206,685	(24,699)

Comprehensive loss	$(5,591,462)	$(1,433,223)	$(7,624,343)	$(5,363,112)

Basic and diluted net loss per common share	$(2.08)	$(1.36)	$(2.61)	$(5.12)

Weighted average shares used in completing basic and diluted net loss per common share	2,683,786	1,055,582	3,004,152	1,047,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,831,028)	$(5,338,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,029	114,866
Stock option expense	7,946	67,869
Amortization of debt discount	420,674	1,331,004
Amortization of deferred finance costs	101,897	—
Stock compensation expense	1,370,492	1,355,598
Loss on change in fair value of derivative liability	2,609,141	32,778
Derivative related to interest expense	445,815	—
Loss on conversion of debt	—	49,926
Derivative loss	—	576,143
Warrant expense	289,069	—
Changes in operating assets and liabilities:
Accounts receivable	(208,573)	(5,263)
Unbilled revenue	(315,266)	—
Bank loans	116,879	—
Other current assets	(6,107)	(150,358)
Accounts payable	700,703	416,378
Accounts payable - related party	306,864	118,642
Accrued expenses	(223,925)	77,939
Deferred revenue	74,108	—
Funds held in trust	(11,729)	—
Deferred rent	8,364	(3,106)
Net cash used in operating activities	(1,948,647)	(1,355,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property, website and equipment	(142,017)	(128,184)
Cash acquired from acquisitions	169,588	—
Net cash provided by (used) in investing activities	27,571	(128,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	874,014	1,143,452
Proceeds from issuance of shares	983,075	478,520
Proceeds from exercise of warrants	14,060	—
Repayment of notes payable	(6,212)	(30,143)
Net cash provided by financing activities	1,864,937	1,591,829

Effect of foreign currency exchange rate on cash	206,685	(24,699)
Net increase in cash	150,546	82,949

Cash at beginning of period	111,878	43,377
Cash at the end of the period	$262,424	$126,326

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$22,701	$7,298
Cash paid for income taxes	$—	$1,600
Non-cash Investing and Financing Activities:
Debt discount due to beneficial conversion feature	$1,186,250	$826,032
Shares issued for settlement of contingent liability	$875,000	$—
Shares issued for conversion of debt - related party	$703,167	$—
Shares issued for conversion of payables	$547,778	$—
Debt discount due to shares and warrants issued with debt	$—	$311,245
Default penalty incurred	$50,000	$—
Reclass of accounts payable - related party to debt	$—	$40,739
Shares issued for conversion of debt and accrued interest	$666,100	$737,368
Shares issued for settlement of accounts payable	$—	$20,000
Shares issued for acquisitions	$1,714,286	$—
Convertible debt purchased with acquistion	$255,000	$—
Asignment of debt to third party	$548,796	$—

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

On April 28, 2015, the Company amended its Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 175,000,000 to 300,000,000.

On July 14, 2015, the Company filed a Certificate of Amendment (the “Amendment”) with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding shares of common stock and preferred stock at a ratio of 1 for 60 (the “Stock Split”), which Amendment became effective on July 17, 2015. Unless otherwise noted, all references herein to the number of common shares, price per common share or weighted average number of common shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

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

Our mission is to assist entrepreneurs in building and growing their businesses. We believe we are the only global company that combines a comprehensive online and in-person social network with business services and funding focused exclusively on the entrepreneurial community. Operating through our wholly-owned subsidiaries, we provide our more than 1.7 million members with social networking opportunities, business services including education and mentoring, and funding including educational tools and opportunities such as donation-based crowdfunding. Coupled with members in every country of the world (196 countries) participating in 240 industry groups, we have created a global, resource-rich ecosystem for entrepreneurs and small businesses that serves as a source of inspiration and ideas and provides essential services to foster business growth.

Our operations consist of the following three divisions:

•	Social Networks — Our social networks division is at the core of our company, offering numerous social networking tools to members, hosting live networking events, connecting business owners, providing direct member benefits and aggregating customer loyalty programs. We utilize our EScore™ benchmarking tool as part of our social networks division. EScore™ is based on our proprietary algorithm which allows individual entrepreneurs to benchmark themselves against a large pool of entrepreneur metrics and helps them find the resources they need for their own operations through a variety of innovative tools accompanied by available guidance and education to make qualified decisions.

•	Business Services — Our business services division offers critical services to entrepreneurs to build their businesses including brand marketing, staffing, graphic design, public relations and other third-party business resources.

•	Funding — Our funding division enables entrepreneurs and small businesses to raise money from donations and pre-orders by the general public through our recently-acquired subsidiary, RocketHub, a donation-based crowdfunding platform. We also provide interactive materials concerning financing needs and opportunities for our entrepreneur members.

The Company currently maintains its corporate office in New York, New York.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of June 30, 2015. Significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the Company is new, has limited history and relatively few sales, no certainty of continuation can be stated. The accompanying condensed consolidated financial statements for the six month period ended June 30, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 3 – Notes Payable and Line of Credit

Notes payable

On January 9, 2015 the Company issued $125,000 in convertible notes to an investor group and an additional $25,000 in February 2015. The notes have a maturity of one (1) year and interest rate of 10% per annum and are convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the five (5) trading days immediately prior to conversion. In conjunction with the notes the Company issued 33,333 Warrants to the Investors with a strike price of $6.00 per share. The warrants are cashless and exercisable for a period of five (5) years from closing. The Company also issued a banking advisory fee of 11,667 shares of common stock of the Company to the investors valued at $50,090.

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

On March 15th and on March 27th, 2015 the Company issued a convertible promissory note in the aggregate principal amount of $15,000 and $29,500 respectively under the same terms as the Magna Equities II Note.

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

On April 15, 2015, in connection with the acquisition of RocketHub, the Company assumed as part of the transaction seven convertible notes with an aggregate face value of $255,000 bearing an interest rate of 0.25%. While these notes are due during the third quarter of 2015, the Company is currently attempting to extend the maturity date of these convertible notes. In connection with the Merger Agreement, certain significant Sellers entered into non-competition and non-solicitation agreements in favor of the Company and RocketHub. In connection with the Merger Agreement, RocketHub also entered into employment agreements with certain of its existing key employees. Additionally, certain outstanding convertible promissory notes of RocketHub for an aggregate principal amount of $255,000 (the “Convertible Notes”) remain outstanding after the Merger, but will be convertible into shares of Common Stock.  Convertible Notes with an aggregate principal amount of $95,000 mature on April 27, 2015 and have a conversion price of $1.1751 per share (subject to customary adjustments). However, in connection with the Merger, the holders of Convertible Notes with an aggregate principal amount of $160,000 agreed to extend the maturity of their Convertible Notes for a period of approximately 4 months (with $150,000 in principal amount extended until August 31, 2015 and $10,000 in principal amount extended until May 31, 2016) in exchange for a reduced conversion price of $0.70 per share (subject to customary adjustments).

On May 1, 2015 the Company issued to Magna Equities I, LLC a convertible promissory note in the aggregate principal amount of $53,000 under the same terms as the.

On May 20, 2015 the Company issued to Magna Equities I, LLC a convertible promissory note in the aggregate principal amount of $200,000 under the same terms as the previous note.

On May 27, 2015 the Company issued a convertible promissory note in the aggregate principal amount of $85,000 under the same terms as the Magna Equities II Note.

During the six months ended June 30, 2015, the Company issued approximately $110,000 shares to convert approximately $700,000 of convertible debt and accrued interest.

During the six months ended June 30, 2015 the Company recognized $420,674 of interest expense due to the amortization of debt discounts on all convertible and unsecured short term notes.

The fair value of the derivative liability at the re-measurement date amounting to $967,002 was credited to additional paid in capital. The derivative liability was valued using the Black-Scholes model using the following assumptions:

	At issuance date	At termination date
Market value of stock on measurement date	$4.80 -135.00	$4.80 - 114.00
Risk-free interest rate	0.01% - 0.04%	0.05%
Dividend yield	0%	0%
Volatility factor	269% - 655%	319%
Term	0.07 - 0.16 years	0.25 years

A summary of activity for Convertible notes payable during the six months ended June 30, 2015 is set forth below:

Balance at December 31, 2014	$1,312,348
Proceeds from convertible notes	874,014
Payments	(6,212)
Assumption of debt in acquisition	255,000
Assignment of debt from line of credit	$115,000
Conversion of convertible notes to equity	(616,222)
Debt discount on new convertible notes and shares issued with debt	(1,186,250)
Amortization of debt discount	420,674
Balance at June 30, 2015	1,168,352

Odom - Line of Credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Odom Agreement”) with Charles Odom, the lender, in the amount of $750,000. Pursuant to the Agreement, the lender agreed to make loans to the Company from time to time commencing on the date of the Agreement for a period of twenty four (24) months thereafter ending June 7, 2015.

As of June 30, 2015, the Company has drawn $475,000 from the line and has made a payment of $75,000 during the first quarter of 2015 with another payment of $40,000 in the second quarter of 2015, leaving a current outstanding balance of $360,000 as of June 30, 2015. As required by the Odom Agreement, the Company also issued 1,979 shares to the lender, proportionate to amounts that had been drawn, which was recognized as deferred financing fees of $475,000 and amortized over the term of the line of credit. For the six months ended June 30, 2015, $58,227 has been amortized into interest expense. All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier. The line of credit is secured by all of the assets of the Company. We have been advised by the lender that, due to extenuating circumstances, he is not currently able to provide us with additional advances under the line of credit.

Bank loans

Through the acquisition of the HT Skills entity on July 1, 2014 the Company also assumed three separate banking activities where the former principal owner of HT Skills has continued to guarantee the amount of the funds provided whether in an overdraft or outstanding balance position. As of June 30, 2015, HT Skills has an outstanding balance on their overdraft facility of $60,908 (£40,331) which is included in accounts payable in the consolidated balance sheets. As of June 30, 2015, HT Skills has outstanding balances for two term loans totaling to $141,759 (£93,833). These loans mature on May 31, 2015, are subject to annual interest at a rate of 8% over the prevailing Bank of England Base Rate (the Bank of England base rate is currently 0.5% a year, but may change from time to time) and are secured by the assets of HT Skills. These Bank Loans per the Company’s Purchase Agreement with the Shareholders of HTSkills, are the obligation of the former owner of HT Skills and will be reimbursed to the Company.

In March 2015, Robson Dowry entered into a receivables factoring agreement with Lloyds Bank PLC whereby Robson Dowry will be able to finance up to 80% of their receivables up to $100,000 (£65,000). This factoring agreement has a funding period of four months for the receivables presented and carries an interest rate of 4.98% above the base rate or 6% (whichever is higher). As of June 30, 2015, the outstanding balance on this agreement was $57,465.

Note 4 – Other Liabilities

Justice Obligation

As part of the acquisition of EQmentor, Inc., the Company entered into an employment agreement with the former majority shareholder of EQmentor, Inc. where the latter is entitled to receive a quarterly bonus in an amount equivalent to $103,333 (net of payment of all payroll taxes and other withholdings), in cash or common stock. The purpose of the obligation was to allow the former majority shareholder to repay certain debts that he had personally secured during the course of his ownership of EQmentor, Inc. As of June 30, 2015, this obligation has an outstanding balance of $633,022 which is included in accrued liabilities and other current liabilities in the consolidated balance sheets. The obligation accrues interest of 3.5% per annum. The Company is anticipating payments to begin on a quarterly basis during the second half of 2015.

MCC Obligation

As a component of the MCC acquisition the Company acquired a long-term liability related to a previous recapitalization of MCC. Specifically, MCC entered into an arrangement with its creditors during 2010, in what is referred as a “Company Voluntary Arrangement”, in order to protect MCC from any unreceptive creditor action.  In connection with the arrangement, the Company is required to make monthly fixed payments to a trustee of $2,265 (£1,500 GBP). These payments are scheduled to end in February 2019. This obligation is reported as other long-term obligations in the consolidated balance sheets.

Note 5 – Derivative Instruments

During the six months ended June 30, 2015, the Company recognized a derivative liability associated with the convertible notes discussed in Note 3. The resulting derivative liability being recognized at the issuance date amounting to $1,510,187 with a corresponding charge to debt discount for the full amount of the notes amounting of $1,186,250 and the balance of $445,815 to derivative expense.

On June 30, 2015, the derivative instruments were revalued to $4,241,206 resulting in a loss on the change in value of $2,609,141 and a corresponding increase in derivative liability. Also on June 30, 2015, the Company amortized $324,175 in debt discount resulting in a net discount balance of $862,075 for these derivative instruments.

The derivative liabilities were valued using the Black-Scholes model using the following assumptions:

	At issuance date	At termination date
Market value of stock on measurement date	$4.80 - 135.00	$4.80 - 114.00
Risk-free interest rate	0.01% - 0.04%	0.01 - 0.15%
Dividend yield	0%	0%
Volatility factor	146% - 1,731%	171 -319%
Term	0.07 – 1.01 years	0.09 - 0.25 years

Note 6 – Acquisitions

Description of the Transactions

HT Skills Ltd.

On July 1, 2014, the Company entered into an Exchange Agreement by and among the Company, HT Skills Ltd., an entity organized under the laws of England and Wales (“HT Skills”), and Five5Five PTE Ltd., the sole shareholder of HT Skills (“HT Seller”). On the same date, the parties consummated the transaction, pursuant to which the HT Seller sold, and the Company purchased, all of HT Skills’ outstanding capital stock, in exchange for 221,985 unregistered shares of the Company’s common stock.

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

Member Digital Ltd.

On July 1, 2014, the Company entered into an Exchange Agreement by and among the Company, Member Digital Ltd., an entity organized under the laws of England and Wales (“Member Digital”), and the shareholders of Member Digital (the “MDSellers”). On the same date, the parties consummated the transaction, pursuant to which the MD Sellers sold, and the Company purchased, all of Member Digital’s outstanding capital stock, in exchange for 20,833 unregistered shares of the Company’s common stock.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired:
Cash	$8,305
Accounts receivable	5,884
Goodwill	1,002,063
Assets acquired	$1,016,252

Liabilities Assumed:
Accounts payable	$16,252
Liabilities assumed	$16,252

Net assets acquired	$1,000,000
Fair value of consideration given	$1,000,000

GroupCard BV

On July 7, 2014, the Company entered into an Exchange Agreement by and among the Company, GroupCard BV, an entity organized under the laws of the Netherlands (“GroupCard”), and the shareholders of GroupCard (the “GC Sellers”). On the same date, the parties consummated the transaction, pursuant to which the GC Sellers sold, and the Company purchased, all of GroupCard’s outstanding capital stock, in exchange for 46,875 unregistered shares of the Company’s common stock. In connection with the transaction, the Company agreed to loan GroupCard, within 120 days of the closing of the transaction, $400,000 at six percent interest per annum for working capital purposes. In addition, the Company agreed to pay the GC Sellers four semi-annual earn-out payments of shares of Common Stock (“Earn-Out Shares”), commencing on January 1, 2015. In the event 20,000 or more members are added by GroupCard during a semi-annual period (each, an “Earn-Out Period”), the Company shall issue to the GC Sellers the number of Earn-Out Shares equal to (i) $25.00 per member added by GroupCard during such Earn-Out Period, divided by (ii) $0.80. In the event less than 20,000 members are added during an Earn-Out Period, the Company will not issue any Earn-Out Shares to the Sellers for such period; however, any members added during such Earn-Out Period will be counted towards the subsequent Earn-Out Period. The Company recorded a contingent liability of $875,000 during 2014, this amount was relieved through the issuance of 18,229 shares of the Company’s common stock during the June 2015 quarter as outlined in the Exchange Agreement.  Furthermore, the Company has evaluated the potential contingencies associated with this Exchange Agreement and determined that there is no additional contingent liability required as of June 30, 2015.

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

ELEQT Ltd.

On October 1, 2014, the Company entered into an Exchange Agreement by and among the Company, ELEQT Ltd., an entity organized under laws of the England and Wales (“ELEQT”), and the shareholders of ELEQT (the “ELEQT Sellers”). On the same date, the parties consummated the transaction, pursuant to which the ELEQT Sellers sold, and the Company purchased, all of ELEQT’s outstanding capital stock, in exchange for 516,667 unregistered shares of the Company’s common stock.

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

Robson Dowry Ltd.

On November 15, 2014, the Company entered into an Exchange Agreement by and among the Company, Robson Dowry Associates Ltd., an entity organized under the laws of the England and Wales (“Robson Dowry”), and the shareholders of Robson Dowry Associates Ltd. (the “Robson Dowry Sellers”). On the same date, the parties consummated the transaction, pursuant to which the Sellers sold, and the Company purchased, all of Robson Dowry’s outstanding capital stock, in exchange for 25,000 unregistered shares of the Company’s common stock.

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

RocketHub

On April 15, 2015, the Company entered into an Agreement and Plan of Merger with EFactor Merger Sub Inc., a New York corporation and wholly owned subsidiary of the Company (“Merger Sub”), RocketHub Inc., a New York corporation (“RocketHub”), the shareholders of RocketHub (the “ RocketHub Sellers”) and a representative of the RocketHub Sellers. Pursuant and subject to the terms and conditions of the merger agreement, Merger Sub was merged with and into RocketHub, with RocketHub surviving as a wholly owned subsidiary of the Company. As consideration for the merger, the RocketHub Sellers received 357,143 shares of common stock, par value $0.001, of the Company.

Assets Acquired:
Cash	$169,588
Accounts receivable	$12,013
Property, plant and equipment	155,128
Other assets	643
Goodwill	1,821,200
Assets acquired	$2,158,572

Liabilities Assumed:
Accounts payable	$10,196
Funds held in trust	179,090
Other current liabilities	255,000
Other long term liabilities	—
Liabilities assumed	$444,286

Net assets acquired	$1,714,286
Fair value of consideration given	$1,714,286

Basis of Presentation

These acquisitions have been accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is considered goodwill. The Company’s results of operations included the activities of Member Digital, HT Skills, GroupCard, ELEQT, Robson Dowry, and RocketHub from their respective dates of acquisition. The Company recorded the purchase based on the quoted market price of the stock for the purchase.

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

Note 7 – Business Division Information and Geographical Segments

The Company’s reportable segments are defined by their service or revenue sources. The Company’s reportable divisions are Social Networks, Business Services, and Funding. Social Networks comprises EFactor, GroupCard, Member Digital, and ELEQT. The Business Services division is made up of EQMentor, HT Skills, Robson Dowry, and MCC. The Funding division is specific to the Company’s recent acquisition of RocketHub.

The Company measures the performance of its divisions based on their operating income excluding administrative and general expenses. The accounting policies of the operating segments are the same as those described in Note 3 Summary of Significant Accounting Policies. Other income, interest expense, and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company’s management reporting structure.

The table below sets forth our revenue based on our business segments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Social Networks	$576,205	$40,894	$1,061,362	$63,903
Business Services	458,565	107,692	977,049	201,228
Funding	30,987	—	30,987	—
	$1,065,757	$148,586	$2,069,398	$265,131

For the three and six months ended June 30, 2015 and 2014, the Company generated revenues in the United States, Europe (excluding the U.K.) and the United Kingdom as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$42,037	$42,331	$53,527	$66,777
Europe	536,618	—	963,236	—
United Kingdom	487,102	106,255	1,052,635	198,354
	$1,065,757	$148,586	$2,069,398	$265,131

As of June 30, 2015 and December 31, 2014, the Company has assets in the U.S., Europe and the U.K.:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Total assets in the U.S.	$3,952,040	$2,129,289
Total assets in Europe	13,396,104	13,033,559
Total assets in the U.K.	12,959,079	12,259,732
Total assets	$30,307,223	$27,422,580

As of June 30, 2015 and December 31, 2014, the Company has liabilities in the U.S., Europe and the U.K.:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Total liabilities in the U.S.	$5,955,043	$5,764,898
Total liabilities in Europe	3,464,364	2,204,411
Total liabilities in the U.K.	2,845,243	1,055,653
Total liabilities	$12,264,650	$9,024,962

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of HT Skills Ltd, Member Digital Ltd., GroupCard BV, ELEQT Ltd and Robson Dowry Ltd occurred on January 2014:

June 30, 2014
Net Revenues	$677,882
Net (loss) from continuing operations	(4,036,059)
Net (loss) income per share from continuing operations	(3.89)
Weighted average number of shares – Basic and diluted	1,038,779

Note 8 – Related Parties and Related Party Transactions

Accounts Payable – Related Party

As of June 30, 2015, two of our executive officers, Adriaan Reinders, and Marion Freijsen had unreimbursed expenses, unpaid board fees and salaries of $ 135,999 and $ 85,608, respectively. The remaining balance of the Accounts Payable Related Party of $59,268 represents amounts primarily due to our board of directors for board meeting fees, out of pocket expenses and consulting fees.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the six months ended June 30, 2015 are set forth below:

During the six months ended June 30, 2015, the Company assigned related party debt to an unrelated third party amounting to $32,458 and converted $7,300. In addition the Company incurred an additional $50,000 related to a default provision which resulted in the balance of $231,081 as of June 30, 2015.

Note 9 – Stockholders’ Equity

On July 14, 2015, the Company filed a Certificate of Amendment (the “Amendment”) with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding shares of common stock and preferred stock at a ratio of 1 for 60 (the “Stock Split”), which Amendment became effective on July 17, 2015. Unless otherwise noted, all references herein to the number of common shares, price per common share or weighted average number of common shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

Common Stock

During the six months ended June 30, 2015, we had the following issuances of common stock:

In April 2015, the Company sold to an accredited investor 13,333 common shares and 3,333 warrants for cash for a total consideration of $100,000. That warrants have a strike price of $15.00 per share and a cashless exercise provision for a period of three (3) years from closing. In the event Company shall reach a minimum total market capitalization of $100,000,000 on a major U.S. stock exchange, and maintain such minimum for five (5) consecutive trading days, then the investor shall also receive a grant of 1,667 additional common shares.

In April 2015, the Company sold 100,000 shares of its common stock to 5 accredited investors for an aggregate of $750,000. In addition to the common stock the investors received 40,000 three year warrants with a strike price of $15.00.

On May 6, 2015, the Company issued 53,333 and 40,422 shares of the Company’s common stock to Adriaan Reinders and Marion Freijsen respectively to convert certain indebtedness aggregating to $703,167 of the Company related party liabilities. In addition to the common stock the investors received 23,439 three year warrants with a strike price of $15.00.

In addition, the Company had the following transactions related to common stock:

-	the Company issued 16,052 shares of common stock for cash proceeds of $133,075.

-	the Company issued 109,850 shares of common stock to convert $666,100 of convertible debt.

-	the Company issued 71,850 shares of common stock to convert payables valued at $547,778.

-	the Company issued 20,033 shares of common stock to convert liabilities valued at $973,325.

-	the Company issued 184,491 shares of common stock for services with a fair value of $1,370,492.

-	the Company issued 357,143 shares of common stock related to the acquisition of RocketHub valued at $1,714,286.

-	the Company issued 1,667 shares of common stock for cash proceeds of $14,060 from the exercise of warrants.

-	the Company issued 93,756 shares of common stock to convert related party payables valued of $703,167.

Stock Options

During the six months ended June 30, 2015, the Company recognized $7,946 of stock option expense related to options granted in prior periods. As of June 30, 2015, there are 63,792 options outstanding with a weighted average exercise price of $34.20 and an expected life of one (1) year.

Warrants

During the six months ended June 30, 2015, the Company issued 127,147 warrants. As of June 30, 2015 there were 127,147 warrants outstanding with an aggregate exercise price of $1,607,203.

Note 10 – Subsequent Events

On July 25, 2015, the Company entered into a bridge financing arrangement with a related party for a convertible note of $120,000. This note is unsecured and carries a twelve percent interest rate due December 31, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $4.80. The Company also issued 150,000 common stock warrants at a strike price of $4.80 per share in connection with this financing.

On July 31, 2015, the Company entered into a bridge financing arrangement with Increasive Ventures BV for an original discount convertible note of $1,250,000. This note is unsecured and carries a twelve percent interest rate due December 31, 2015 and may be converted into shares of the Company’s Stock at a conversion price of $4.80. The Company also issued 1,500,000 common stock warrants at a strike price of $4.80 per share in connection with this financing.

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

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company’s Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

Overview

Our mission is to assist entrepreneurs in building and growing their businesses. We believe we are the only global company that combines a comprehensive online and in-person social network with business services and funding focused exclusively on the entrepreneurial community. Operating through our wholly-owned subsidiaries, we provide our more than 1.7 million members with social networking opportunities, business services including education and mentoring, and funding including educational tools and opportunities such as donation-based crowdfunding. Coupled with members in every country of the world (196 countries) participating in 240 industry groups, we have created a global, resource-rich ecosystem for entrepreneurs and small businesses that serves as a source of inspiration and ideas and provides essential services to foster business growth.

Historically, our operating expenses have exceeded our revenues. For our fiscal years ended December 31, 2014 and 2013, we have incurred net losses of $28,264,566 and $5,947,079, respectively and for the six months ended June 30, 2015 and 2014, the Company incurred net losses of $7,624,343 and $5,591,462, respectively. Our operating expenses consisted primarily of the following:

•	Cost of revenue, which consists primarily of the cost of services including applied labor costs and benefits expenses, maintenance, facilities and other operating costs associated with our revenues;

•	Salaries and wages, which consist primarily of common stock and cash, issued for services;

•	Goodwill impairment to reflect current market conditions; and

•	General and administrative expenses, which consist primarily of office rent and other administrative costs including professional fees.

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

During the three and six months ended June 30, 2015 and 2014, the Company generated revenue primarily from sales of the following services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Social Networks	$576,205	$40,894	$1,061,362	$63,903
Business Services	458,565	107,692	977,049	201,228
Funding	30,987	—	30,987	—
	$1,065,757	$148,586	$2,069,398	$265,131

During the three and six months ended June 30, 2015 we made significant progress in several critical areas which will help us drive future company growth.

In our Social Networks business segment, our multiple social networking products (EFactor and ELEQT) were restructured with a focus on operational efficiencies, and we were able to both lower costs and increase our year-over-year revenues. Our combined Social Networks business segment increased revenue by approximately 1300% to $576,205 in the second quarter of 2015 compared to $40,894 in same period in 2014 and increased by approximately 1600% to $1,061,362 in the first half of 2015 compared to $63,903 in same period in 2014. We have seen many advertisers purchase advertising campaigns in the first quarter across the social networks division.

On the event side of our business, in the first six months of 2015 we created and monetized 30 member networking events, seminars and webinars three times more than in the same period last year. These events took place in Europe, North America, South America and Asia, in turn growing our international engagement, client and membership base.

In addition, our proprietary EScore benchmarking tool continues to play an important role in guiding our members through valuable small business growth opportunities, and also in aiding in the qualitative ranking of a member’s business attractiveness. With the help of FreedomLab, with whom we have a three year partnership, we will deliver a revised beta version of EScore by the end of 2015. The new version will become a key area of member interactivity, increased revenue opportunities and member guidance towards running a successful business.

Our Business Services segment grew revenue a little over three times to $458,565 in the second quarter of 2015 compared to the same period in 2014 and grew approximately four times to $977,049 in the first half of 2015 compared to the same period in 2014. We benefited from members in our social networks purchasing products or services from other companies in the EFactor Group, such as Member Digital, which has seen a 250% increase in new clients acquisition to its SubHub platform via co-marketing with both EFactor.com and ELEQT.com.

Our U.K. training subsidiary broke new ground on enrollments and a new suite of education service offerings in the period, lifting both our customer levels and margins. There were approximately 120 learners in the program as of June 30, 2015, an increase of approximately 41% from approximately 85 learners as of March 31, 2015.

We believe that the ongoing leveraging of our connected product offerings, strong client relationships, growing international market presence, and skills and assets present within our group will lead to continued growth and significant revenue opportunities as well as member audience growth, and ultimately most importantly: a unique value proposition for entrepreneurs.

Social Networks Revenue:

We generate revenue from our social networks division as follows:

Member Fees. We have, among others, a VIP package which offers members access to premium services such as all our events, airport lounges, VIP lounges and VIP content on the site. We also hold a variety of networking and informational events for our members to which members can gain a subscription and provide varying other membership packages to our members that allow them access to premium services via our website.

In addition, with our acquisitions which we completed since July 2014, we are building a series of products and services with those acquired companies’ offerings that are suitable and affordable to our members. Such packages will be brought into the mix and will be offered to members through promotions as well as prompts.

Sponsorships. We generate revenues from sponsors in a variety of ways. Sponsors can gain exposure to our members either through placement or short write-ups in newsletters and event invitations or by sponsoring one of our events where they may provide access to their products or services (booth/stall) or by serving as a speaker or panelist at an event relating to their industry. This may also include contributing content to our website.

Website advertising. We gained added revenue from selling banner advertising spots along with and click-throughs with well-known brands that target our entrepreneurial membership.

Third-party revenue sharing. In addition to our own products, we will offer products of third parties to our members provided they are suitable and will offer a discount on their retail value to our members. We will receive a small portion of the revenue from such third party services.

Business Services Revenue:

We generate revenue from our business services division as follows:

Public Relations. We provide market and brand awareness consulting services, targeting high and emerging technology and science companies, as well as professional service organizations that help get recognition within the practiced community and provide an explicit company identity.

Branding and Design. We provide our clients with graphic design, marketing and corporate positioning to help improve their clients’ visual identity and packaging of our stakeholders products and services.

Advisory Services. We promote and make available advisory and consulting services to members for support, introduction guidance and general mentoring of members in their pursuit of their entrepreneurial objectives, for which fees are charged.

Education. We are a fully-accredited provider of high-quality apprenticeships and work-based vocational learning and are also an experienced welfare-to-work job-broker. Our key drivers include a business model that is inherently flexible and highly scalable, to our clients human capital needs so they can respond rapidly to their evolving employment requirements. Some of the apprenticeships include, but not limited to; business administration, customer service, leadership and management, childcare and nursery assistants. health and social care, and hair and beauty.

Funding

Funding revenue is derived from performance based commissions on total funds raised by a customer. Customers set a fundraising goal, if the goal is met or surpassed a 4% commission is calculated. If a fundraising goal is not met, an 8% commission is calculated. In addition, 4% is charged for transactions costs, and is considered to be pass-through revenue directly tied to merchant processing costs.

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

Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets. There was no impairment charge for the period ended June 30, 2015.

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

Foreign currency and foreign currency transactions

The functional currency of MCC International, HT Skills, Member Digital, and Robson Dowry is the pound sterling (GBP) while the functional currency of GroupCard BV is the Euro. Balance sheet accounts of these entities are translated from their functional currencies into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average exchange rates during the period. Translation gains or losses related to net assets are recorded as unrealized foreign currency translation adjustments within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in other income and expense in the consolidated statements of operations and other comprehensive loss.

Comprehensive Loss

There are components of comprehensive loss other than net loss that the Company has incurred as it relates to foreign currency, and accordingly the Company now presents a comprehensive income and loss for the periods presented.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

Our revenue for the three months ended June 30, 2015 was $1,065,757 compared to $148,586 for the three months ended June 30, 2014. The revenue for the three months ended June 30, 2015 consisted of $576,205 from our social networks division and $458,565 from our business services division. All of our revenue was derived from member payments, event fees, annual event packages, public relations and advertising revenue along with advisory fees, sponsorships and revenue shares with strategic partners. The increase in revenue was primarily due to the acquisitions of MCC, HT Skills, Member Digital, GroupCard, ELEQT and Robson Dowry.

The table below sets forth the amount and type of revenues we recognized for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
Social Networks	$576,205	$40,894
Business Services	458,565	107,692
Funding	30,987	—
	$1,065,757	$148,586

Nonmonetary transactions

Based on guidance provided in accordance with ASC No. 845 Nonmonetary Transactions (“ASC 845”), barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. The fair value of the product and services received during the three months ended June 30, 2015 was $147,625.

Operating Expenses

Our operating expenses increased by $2,194,840 to $3,280,464 for the three months ended June 30, 2015, from $1,085,624 for the three months ended June 30, 2014. This increase was primarily due to the increase in cost of revenue of $215,874, an increase in sales and marketing of $104,766, an increase in general and administrative costs of $1,868,713, and an increase in depreciation and amortization of $38,265. These increases were partially offset by a decrease in loss on forgiveness of liabilities of $32,778.

Interest Expense

Our interest expense decreased to $466,919 for the three months ended June 30, 2015, compared to $475,215 for the three months ended June 30, 2014. In the three months ended June 30, 2015 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of approximately $278,000 for the amortization of debt discount and share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to raising further capital and increasing revenues over the course of the next 18 months.

Net Loss

Net loss increased by $4,153,673 to $5,582,126 for the three months ended June 30, 2015 from $1,428,503 for the three months ended June 30, 2014. The increase in net loss compared to the prior year period is primarily a result of an increase in revenue of $917,171 offset by the increase in operating expenses of $2,194,840, an increase in the change in fair value of derivative liabilities of $2,299,967, an increase in amortization of warrants of $274,346, and an increase in derivative loss of $309,987. These increases are partially offset by the decrease in interest expense of $8,296.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Our revenue for the six months ended June 30, 2015 was $2,069,398 compared to $265,131 for the six months ended June 30, 2014. The revenue for the six months ended June 30, 2015 consisted of $1,061,362 from our social networks division and $977,049 from our business services division. All of our revenue was derived from member payments, event fees, annual event packages, mentoring fees, public relations revenue along with advisory fees, sponsorships and revenue shares with strategic partners. The increase in revenue was primarily due to having a full year of revenue from MCC and the acquisitions of HT Skills, Member Digital, GroupCard, ELEQT and Robson Dowry.

The table below sets forth the amount and type of revenues we recognized for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Social Networks	$1,061,362	$63,903
Business Services	977,049	201,228
Funding	30,987	—
	$2,069,398	$265,131

Nonmonetary transactions

Based on guidance provided in accordance with ASC No. 845 Nonmonetary Transactions (“ASC 845”), barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. The fair value of the product and services received during the six months ended June 30, 2015 was $179,325.

Operating Expenses

Our operating expenses increased by $2,347,188 to $5,861,514 for the six month period ended June 30, 2015, from $3,514,326 for the six month period ended June 30, 2014. This increase was primarily due to the increase in cost of revenue of $347,081, an increase in sales and marketing of $244,134, an increase in general and administrative costs of $1,707,588, and an increase in depreciation and amortization of $81,163. These increases were partially offset by a decrease in loss on forgiveness of liabilities of $32,778.

Interest Expense

Our interest expense decreased to $705,271 for the six month period ended June 30, 2015, compared to $1,463,149 for the six month period ended June 30, 2014. In the six month period ended June 30, 2015 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $420,674 for the amortization of debt discount and $101,897 for share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to raising further capital and increasing revenues over the course of the next 18 months.

Net Loss

Our net loss increased by $2,492,615 to $7,831,028 for the six month period ended June 30, 2015 from $5,338,413 for the six months ended June 30, 2014. The increase in net loss compared to the prior year period is primarily a result of an increase in revenue of $1,804,267 offset by the increase in operating expenses of $2,347,188, an increase in the loss on change in fair value of derivative liability of $2,609,141, and an increase in amortization of warrants of $289,069. These increases are partially offset by a decrease in interest expense of $757,355, a decrease in loss on conversion of debt of $49,926, a decrease in interest expense of $757,878, and a decrease in derivative loss of $130,328. As we grow, we need to continue to attract top-notch personnel. This increases our payroll costs to compensate for these additional employees. The use of our stock as compensation has helped reduce the demand for cash to secure the employment of key personnel, which increases our operating expenses and consequently our net loss.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2015 because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2015 was $262,424 however approximately $167,361 of these funds are held in trust for our funding operations clients i.e. crowd funding investors and our monthly cash flow burn rate, that now includes the operations of our numerous recent acquisitions, has increased to approximately $250,000, excluding professional fees and consultants on an as needed basis. The Company has engaged the service of an investment banking firm to assist in the company’s core business infrastructure development in which a portion of the proceeds will address these operational items.   Historically we have satisfied our short-term cash needs through proceeds from the sales of our securities and/or issuance of promissory notes. We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

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

We have incurred recurring losses from operations and have a working capital deficit, which raises substantial doubt about our ability to continue as a going concern.

We are taking steps to raise additional funds to address our operating and financial cash requirements to continue operations. We have devoted a significant amount of time to raising capital from additional debt and equity financing. However, our ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances that we will receive the necessary funding or generate revenue necessary to fund operations. Our financial statements contain no adjustments for the outcome of this uncertainty.

Cash Requirements

We had cash available of approximately $262,424 as of June 30, 2015. Based on our revenues, cash on hand and current monthly burn rate, around $225,000, excluding professional fees and consultants on an as -needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013, we entered into a revolving line of credit (the “Line of Credit”) with an accredited investor for an amount of up to $750,000. Under the terms of the Line of Credit, the lender agreed to advance to us for a period of 24 months ending on July 7, 2015 such amounts as we may request up to $750,000. All sums advanced bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum. Each advance was due and payable in full 12 months following the day each advance was made. In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under the Line of Credit) (the “Capital Raise”), all amounts due and payable under the Line of Credit will become due and payable 14 days after the consummation of such Capital Raise. A portion of the net proceeds from this offering will be used to repay the Line of Credit. As of June 30, 2015, we have issued 118,750 shares of common stock based on the current advances. The number of shares issued in connection with the Line of Credit will be pro-rated according to the amount of the advance. In connection with the Line of Credit, we entered into a security agreement (the “Security Agreement”) with the lender, whereby we granted to the lender, as collateral for our obligations under the Line of Credit. As of June 30, 2015, we had received advances under the Line of Credit totaling $475,000. As of June 30, 2015, we assigned $115,000 against this debt. We have been advised by the lender that, due to extenuating circumstances, it is not currently able, nor likely to be able in the future, to provide us with additional advances under the Line of Credit.

The Company has been able to satisfy short term needs through the sale of securities to individual accredited investors, over the past year. Even though management has had success in the past in generating funds from these sundry sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

Cash Flows from Operationg Activities

Net cash used in operating activities of $1,948,647 for the six months ended June 30, 2015, as compared to $1,355,997 in cash used in operations for the six months ended June 30, 2014.  For the six months ended June 30, 2015, the net cash used consisted primarily of the net loss of $7,831,028 offset by non-cash expenses of approximately $5,441,063 consisting of amortization of debt discount of $420,674, amortization of finance costs of $101,897, stock and option based expense of $1,378,438, loss on derivative valuation of $2,609,141, derivative related interest expense of $445,815, warrant expense of $289,069, and depreciation and amortization of $196,029. Additionally, changes in assets and liabilities consisted of increases in unbilled revenue of $315,266, accounts receivable of $208,573, other current assets of $6,107, accounts payable of $700,703, accounts payable – related party of $306,864, deferred revenue of $74,108, and deferred rent of $8,364. These increases are offset by decreases in accrued expenses of $223,925 and funds held in trust of $11,729.

Cash Flows from Investing Activities

Net cash provided by investing activities of $27,571 for the six months ended June 30, 2015, as compared to $128,184 in cash used in investing activities for the six months ended June 30, 2014. For the six months ended June 30, 2015 the net cash provided by investing activities related to cash acquired from acquisition of $169,588 offset by $142,017 in cash paid for expenditures associated with building our website and increasing the infrastructure and architecture needed to support the growth in the member base along with migrating our range of servers to a more robust environment.

Cash Flows from Financing Activities

Net cash provided by financing activities of $1,864,937 for the six months ended June 30, 2015, as compared to $1,591,829 in cash provided by financing activities for the six months ended June 30, 2014. For the six months ended June 30, 2015, the financing activities consisted primary of $874,014 in proceeds from borrowings, $983,075 in proceeds from the issuance of shares and proceeds from the exercise of warrants of $14,060, offset by repayment of notes payable of $6,212. For the six months ended June 30, 2014, our financing activities consisted of $1,143,452 in proceeds from borrowings, $478,520 in proceeds from the issuance of stock, offset by the repayment of notes payable of $30,143.

Capital Expenditures

We had cash used in investing activities which included our capital expenditure program along with cash associated with our acquisitions of $117,043 for the six months ended June 30, 2015, as compared to $330,381 for the six months ended June 30, 2014. In the twelve months ended December 31, 2014, the net cash used in investing activities related to expenditures associated with building our website and increasing the infrastructure and architecture needed to support the growth in our member base. We migrated our range of servers to a more stable environment. Capital expenditures consisted of $142,017 for the six months ended June 30, 2015, mainly used in website enhancements.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2015, we issued an aggregate of 771,199 shares of common stock as follows: (i) 119,483 shares of common stock were issued for approximately $977,274 in cash, (ii) 93,756 shares of common stock valued at $791,298 related to accounts payable – related party,(iii) 79,223 shares of common stock valued at $587,981 related to accounts payable (iv) 18,229 shares of common stock valued at $892,135 related to liabilities, (v) 38,713 shares of common stock valued at approximately $297,328 were issued related to debt, (vi) 64,652 shares of common stock valued at approximately $494,766 were issued related professional services, and (vii) 357,143 shares of common stock valued at $1,714,286 related to the acquisition of RocketHub. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations or were issued in a private transaction.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of EFactor Group Corp., filed with the Secretary of State of the State of Nevada on April 28, 2015 (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Agreement and Plan of Merger with EFactor Merger Sub Inc., a New York corporation and wholly owned subsidiary of the Company, dated April 15, 2015. (2)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Furnished herewith.

(1)	Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K, filed on April 30, 2015.
(2)	Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on April 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFactor Group Corp.

Dated: August 17, 2015		/s/ Adriaan Reinders
	By:	Adriaan Reinders
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: August 17, 2015		/s/ Mark V. Noffke
	By:	Mark V. Noffke
	Its:	Chief Financial Officer (Principal Financial Officer)

