Form 10-Q
period 2015-09-30
EFACTOR GROUP CORP.
filed 2015-11-18
CIK 1158694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 18, 2015, the Company had 3,500,920 shares of common stock, $0.001 par value outstanding.

EFACTOR GROUP CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3
Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
SIGNATURES	27

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$196,431	$111,878
Accounts receivable, net of allowance for doubtful accounts of $82,942 and $64,812 at September 30, 2015 and December 31, 2014, respectively	652,792	419,664
Unbilled revenue	619,817	329,315
Other current assets	264,156	59,215
Total current assets	1,733,196	920,072

Property, website and equipment, net of accumulated depreciation of $1,530,492 and $1,419,215 at September 30, 2015 and December 31, 2014, respectively	905,096	856,030
Goodwill	27,678,583	25,544,581
Deferred financing costs	-	101,897
TOTAL ASSETS	$30,316,875	$27,422,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,848,947	$2,229,944
Accounts payable - related party	887,679	748,120
Contingent consideration	379,683	943,746
Accrued expenses and other current liabilities	2,422,393	2,050,070
Funds held in trust	110,154	-
Operating line of credit	360,000	475,000
Bank loans	226,524	148,006
Deferred revenue	192,658	55,382
Deferred rent	376,156	368,509
Derivative liability	2,811,485	-
Current portion of note payable, net of discount	7,247	261,267
Current portion of convertible note payable, net of discount	1,903,739	1,042,904
Current portion of note payable - related parties, net of discount	231,081	281,644
Total current liabilities	12,757,746	8,604,592

Other long-term obligations	70,601	101,256
Contingent consideration	-	310,937
Non-current portion of note payable, net of discount	4,192	8,177
Total Non-Current Liabilities	74,793	420,370
TOTAL LIABILITIES	12,832,539	9,024,962

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 42,000 issued and outstanding as of September 30, 2015 and December 31, 2014 respectively.	42	42
Common stock, $0.001 par value, 300,000,000 shares authorized, 3,485,487 and 2,230,670 issued and outstanding at September 30, 2015 and December 31, 2014 respectively.	3,486	2,231
Subscription receivable	(168,000)	(168,000)
Accumulated other comprehensive loss	(1,420,074)	(1,441,630)
Additional paid-in capital	75,679,027	65,953,501
Accumulated deficit	(56,610,145)	(45,948,526)
Total stockholders' equity	17,484,336	18,397,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,316,875	$27,422,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net revenues	$1,389,075	$353,903	$3,458,473	$619,034

Operating expenses
Cost of revenue	126,056	158,978	550,892	236,733
Sales and marketing	439,721	75,692	803,262	195,099
General and administrative	2,564,685	3,491,233	7,441,791	6,660,753
Depreciation and amortization	102,462	60,859	298,491	175,725
Impairment of goodwill	422,369	-	422,369	-
Loss on forgiveness of liabilities	-	-	-	32,778
Total operating expenses	3,655,293	3,786,762	9,516,805	7,301,088

Loss from operations	(2,266,218)	(3,432,859)	(6,058,332)	(6,682,054)

Other income (expense):
Interest expense	(924,090)	(289,134)	(1,629,361)	(1,752,283)
Loss on conversion of debt	-	-	-	(49,926)
Derivative loss	-	-	(445,815)	(576,143)
Loss on change in FV of derivative liability	1,120,610	-	(1,488,531)	-
Amortization of warrants	(773,038)	-	(1,062,107)	-
Other income (expense)	12,143	-	22,527	-
Total other income (expense), net	(564,375)	(289,134)	(4,603,287)	(2,378,352)

Net loss	$(2,830,593)	$(3,721,993)	$(10,661,619)	$(9,060,406)

Other comprehensive gain (loss):
Foreign currency translation adjustment	(185,129)	(35,449)	21,556	(60,148)

Comprehensive loss	$(3,015,722)	$(3,757,442)	$(10,640,063)	$(9,120,554)

Basic and diluted net loss per common share	$(0.87)	$(2.76)	$(3.71)	$(7.99)

Weighted average shares used in completing
basic and diluted net loss per common share	3,257,413	1,361,921	2,875,426	1,141,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EFACTOR GROUP CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,661,619)	$(9,060,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298,491	175,725
Stock option expense	11,919	101,804
Amortization of debt discount and deferred financing fees	1,317,650	1,536,825
Amortization of finance costs	101,897	-
Stock compensation expense	1,542,881	3,754,718
Loss on change in fair value of derivative liability	1,488,531	32,778
Derivative related to interest expense	445,815	-
Impairment of goodwill	422,369	-
Loss on conversion of debt	-	49,926
Derivative loss	-	576,143
Warrant expense	1,062,107	-
Changes in operating assets and liabilities:
Accounts receivable	(221,115)	(32,841)
Unbilled revenue	(290,502)	-
Bank loans	78,518	-
Other current assets	(204,298)	(39,111)
Accounts payable	145,236	819,382
Accounts payable - related party	913,668	176,091
Accrued expenses	364,303	218,051
Deferred revenue	74,108	(6,740)
Funds held in trust	(68,936)	-
Deferred rent	7,647	-
Net cash used in operating activities	(3,171,330)	(1,697,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property, website and equipment	(194,498)	(164,020)
Cash acquired from acquisitions	169,588	12,765
Net cash used in investing activities	(24,910)	(151,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net	2,263,314	1,523,967
Proceeds from issuance of shares	1,008,075	478,520
Proceeds from exercise of warrants	14,060	-
Repayment of borrowings	(26,212)	(70,574)
Net cash provided by financing activities	3,259,237	1,931,913

Effect of foreign currency exchange rate on cash	21,556	(72,862)
Net increase in cash	84,553	10,141

Cash at beginning of period	111,878	43,377
Cash at the end of the period	$196,431	$53,518

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$22,701	$51,936
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Debt discount due to beneficial conversion feature	$2,556,250	$833,973
Debt discount related to OID	$270,000	$-
Shares issued for settlement of liability	$973,325	$-
Shares issued for conversion of debt - related party	$703,167	$-
Shares issued for conversion of payables	$510,739	$-
Debt discount due to shares and warrants issued with debt	$-	$361,615
Penalty related to debt	$50,000	$-
Reclass of accounts payable - related party to debt	$-	$40,739
Shares issued for conversion of debt and accrued interest	$866,100	$737,368
Shares issued for settlement of accounts payable	$-	$74,452
Shares issued for acquisitions	$1,714,286	$13,905,280

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

Our mission is to assist entrepreneurs in building and growing their businesses. We believe we are the only global company that combines a comprehensive online and in-person social network with business services and funding focused exclusively on the entrepreneurial community. Operating through our wholly-owned subsidiaries, we provide our more than 2.0 million members with social networking opportunities, business services including education and mentoring, and funding including educational tools and opportunities such as donation-based crowdfunding. Coupled with members in every country of the world (196 countries) participating in 240 industry groups, we have created a global, resource-rich ecosystem for entrepreneurs and small businesses that serves as a source of inspiration and ideas and provides essential services to foster business growth.

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of September 30, 2015. Significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the Company is new, has limited history and relatively few sales, no certainty of continuation can be stated. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

During February and March 2015, pursuant to a Securities Purchase Agreement between the Company and Magna Equities II, LLC (“Magna Equities II”), the Company issued to Magna Equities II a convertible promissory note (the “Magna Equities II Note”) in the aggregate principal amount of $175,000. $100,000 was funded on February 27, 2015 and $75,000 was funded on March 2, 2015. The principal due under the Magna Equities II Note accrues interest at a rate of 12% per annum. All principal and accrued interest under the Magna Equities II Note must be repaid one year from the funding set forth above. All principal and accrued interest under the Magna Equities II Note is convertible into shares of Common Stock at a conversion price equal to the lesser of (i) a 40% discount from the lowest daily trading price in the five (5) trading days prior to conversion, or (ii) a fixed price of $15.00.

On March 2, 2015, pursuant to a Securities Exchange Agreement between the Company and Magna Equities I, LLC (“Magna Equities I”), the Company issued to Magna Equities I a convertible promissory note (the “Magna Equities I Note”) in the aggregate principal amount of $200,000, in exchange for $200,000 of existing debt of the Company that Magna Equities I purchased from third parties. The Magna Equities I Note accrues interest at a rate of ten percent per annum. All principal and accrued interest under the Magna Equities I Note is due on March 2, 2016. All principal and accrued interest under the Magna Equities I Note is convertible into shares of common stock of the Company, par value $0.001 per share, at a conversion price equal to a 40% discount from the lowest daily trading price in five (5) trading days prior to conversion. At any time during the period beginning on the Issue Date and ending on the date which is ninety (90) days thereafter, the Company may prepay any portion of the principal amount and accrued interest at 135% of such amount upon three (3) days’ written notice to Magna Equities I. In addition, beginning on the date which is thirty (30) calendar days after the Issue Date, Magna Equities I is obligated to purchase an additional $200,000 of Magna Equities I Notes every thirty (30) calendar days, up to a total of $1 million in additional purchases.

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

On April 15, 2015, in connection with the acquisition of RocketHub, the Company assumed as part of the transaction seven convertible notes with an aggregate face value of $255,000 bearing an interest rate of 0.25%. While these notes are due during the third quarter of 2015, the Company is currently attempting to extend the maturity date of these convertible notes. In connection with the Merger Agreement, certain significant Sellers entered into non-competition and non-solicitation agreements in favor of the Company and RocketHub. In connection with the Merger Agreement, RocketHub also entered into employment agreements with certain of its existing key employees. Additionally, certain outstanding convertible promissory notes of RocketHub for an aggregate principal amount of $255,000 (the “Convertible Notes”) remain outstanding after the Merger, but will be convertible into shares of Common Stock.  Convertible Notes with an aggregate principal amount of $95,000 mature on April 27, 2015 and have a conversion price of $1.1751 per share (subject to customary adjustments). However, in connection with the Merger, the holders of Convertible Notes with an aggregate principal amount of $160,000 agreed to extend the maturity of their Convertible Notes for a period of approximately 4 months (with $150,000 in principal amount extended until August 31, 2015 and $10,000 in principal amount extended until May 31, 2016) in exchange for a reduced conversion price of $42.00 per share (subject to customary adjustments). These notes have all been extended to expire in the fourth quarter of 2015 and have been provided an option for conversion at market price prior to the expiration of the amended maturity date. The current balance as of September 30, 2015 is $105,000, as one of the investors converted their Convertible Note.

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

On July 25, 2015, the Company entered into a bridge financing arrangement with an investor for a convertible note of $120,000. This note is unsecured and carries a twelve percent interest rate due December 31, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $4.80. The Company also issued 150,000 common stock warrants at a strike price of $4.80 per share in connection with this financing.

On July 31, 2015, the Company entered into a bridge financing arrangement with Increasive Ventures BV for an original discount convertible note of $1,250,000. This note is unsecured and carries a twelve percent interest rate due December 31, 2015 and may be converted into shares of common stock at a conversion price of $4.80. The Company also issued 1,500,000 common stock warrants at a strike price of $4.80 per share in connection with this financing.

Amendment of Promissory Notes.

On August 19, 2015, we amended three $200,000 promissory notes dated March 2, 2015, March 22, 2015 and April 8, 2015, pursuant to certain Amendments to Convertible Promissory Notes, each dated August 19, 2015, between us and Magna Equities I. In addition, we amended five promissory notes dated and in the amounts as follows: March 2, 2015 - $175,000; March 15, 2015 - $15,000; March 27, 2015 - $29,500, May 1, 2015 - $53,000 and May 27, 2015 - $85,000, pursuant to certain Amendments to Convertible Promissory Notes, each dated August 19, 2015, between us and Magna Equities II, LLC and together with Magna I, Magna. The amended notes provide that, upon the consummation of this offering, the note holders have the right to (i) demand payment in cash of 40% of the outstanding principal and accrued interest at a rate of 125% of such amount, and (ii) convert the remaining 60% of the outstanding principal and accrued interest into shares of our common stock at a 25% discount to the offering price of the shares in this offering. Further, the holders may not convert the remaining 40% of the notes into shares of our common stock, or otherwise sell any shares of our common stock, until the earlier of 15 days following the consummation of this offering and the date our shares of common stock are listed on a U.S. national securities exchange, subject to certain conditions. We also issued Magna I a five-year warrant to purchase 150,000 shares of our common stock at an exercise price of $0.01 per share. In addition, this agreement has been amended to extend to the end of November 2015.

On September 3, 2015, we amended certain loan agreements, each dated January 8, 2015, with Greentree Financial Group, Inc., or Greentree, and Williams Holdings Corp., or Williams, each in the amount of $62,500. The amendments provide that Greentree and Williams will not convert their promissory notes into shares of our common stock and will not sell any shares of our common stock prior to October 31, 2015. In consideration, we issued to each of Greentree and Williams a five-year warrant to purchase 20,000 shares of our common stock at an exercise price of $2.00 per share.

On September 3, 2015, we amended that certain Securities Purchase Agreement, dated January 26, 2015, between us and LG Capital Funding, LLC, or LG, with respect to two convertible promissory notes, each in the principal amount of $78,750, of which one has been funded to date. The amendment provides that LG will not convert its promissory notes into shares of our common stock and will not sell any shares of our common stock prior to October 31, 2015. In addition, the second note will be used to repay the principal amount of the first note in full, along with a portion of outstanding penalties. Any additional prepayment penalties and accrued interest owed on the first note will be paid upon the closing of this offering. In consideration thereof, we issued to LG a five-year warrant to purchase 1,400 shares of our common stock at an exercise price of $4.00 per share. In addition, we have granted LG the right to participate in this offering upon the same terms as other investors.

During the nine months ended September 30, 2015, the Company issued approximately 110,000 shares to convert approximately $700,000 of convertible debt and accrued interest.

During the nine months ended September 30, 2015 the Company recognized $1,317,650 of interest expense due to the amortization of debt discounts on all convertible and unsecured short term notes.

The fair value of the derivative liability at the re-measurement date amounting to $2,811,485 was credited to additional paid in capital. The derivative liability was valued using the Black-Scholes model using the following assumptions:

	At issuance date	At termination date
Market value of stock on measurement date	$4.80 -135.00	$4.80 - 114.00
Risk-free interest rate	0.01% - 0.04%	0.05%
Dividend yield	0%	0%
Volatility factor	269% - 655%	319%
Term	0.07 - 0.16 years	0.25 years

A summary of activity for convertible notes payable during the nine months ended September 30, 2015 is set forth below:

Balance at December 31, 2014	$1,312,348
Proceeds from convertible notes	2,263,314
Payments	(26,212)
Assumption of debt in acquisition	255,000
Assignment of debt from line of credit	115,000
Conversion of convertible notes to equity	(816,222)
Debt discount on new convertible notes and shares issued with debt	(2,556,250)
Debt discount on original interest discount note	(270,000)
Reduction of debt discount	309,111
Amortization of debt discount	1,317,650
Balance at September 30, 2015	$1,903,739

Odom - Line of Credit

On June 7, 2013, the Company entered into a Revolving Line of Credit Agreement (the “Odom Agreement”) with Charles Odom, the lender, in the amount of $750,000. Pursuant to the Agreement, the lender agreed to make loans to the Company from time to time commencing on the date of the Agreement for a period of twenty four (24) months thereafter ending June 7, 2015.

As of September 30, 2015, the Company had drawn $475,000 from the line and has made a payment of $75,000 during the first quarter of 2015 with another payment of $40,000 in the second quarter of 2015, leaving a current outstanding balance of $360,000 as of September 30, 2015. As required by the Odom Agreement, the Company also issued 1,979 shares to the lender, proportionate to amounts that had been drawn, which was recognized as deferred financing fees of $475,000 and amortized over the term of the line of credit. For the nine months ended September 30, 2015, $58,227 has been amortized into interest expense. All amounts drawn from the line of credit are subject to annual interest of 15% and will mature within a period of 12 months or within 14 days after the Company has a capital raise with proceeds of $10 million, whichever is earlier. The line of credit is secured by all of the assets of the Company. The line of credit expired on June 7, 2015

Bank loans

Through the acquisition of the HT Skills entity on July 1, 2014 the Company also assumed three separate banking activities where the former principal owner of HT Skills has continued to guarantee the amount of the funds provided whether in an overdraft or outstanding balance position. As of September 30, 2015, HT Skills has an outstanding balance on their overdraft facility of $61,161 (£40,349) which is included in accounts payable in the consolidated balance sheets. As of September 30, 2015, HT Skills has outstanding balances for two term loans totaling $131,117 (£86,500). These loans mature on May 31, 2015, are subject to annual interest at a rate of 8% over the prevailing Bank of England Base Rate (the Bank of England base rate is currently 0.5% a year, but may change from time to time) and are secured by the assets of HT Skills. These loans are the obligation of the former owner of HT Skills, who will reimbursed the Company.

In March 2015, Robson Dowry entered into a receivables factoring agreement with Lloyds Bank PLC whereby Robson Dowry will be able to finance up to 80% of their receivables up to $100,000 (£65,000). This factoring agreement has a funding period of four months for the receivables presented and carries an interest rate of 4.98% above the base rate or 6% (whichever is higher). As of September 30, 2015, the outstanding balance on this agreement was $34,247.

Note 4 – Other Liabilities

Justice Obligation

As part of the acquisition of EQmentor, Inc., the Company entered into an employment agreement with the former majority shareholder of EQmentor, Inc. where the latter is entitled to receive a quarterly bonus in an amount equivalent to $103,333 (net of payment of all payroll taxes and other withholdings), in cash or common stock. The purpose of the obligation was to allow the former majority shareholder to repay certain debts that he had personally secured during the course of his ownership of EQmentor, Inc. As of September 30, 2015, this obligation has an outstanding balance of $633,022 which is included in accrued liabilities and other current liabilities in the consolidated balance sheets. The obligation accrues interest of 3.5% per annum. The Company is anticipating payments to begin on a quarterly basis during the fourth quarter of 2015.

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

Note 5 – Derivative Instruments

During the nine months ended September 30, 2015, the Company recognized a derivative liability associated with the convertible notes discussed in Note 3. The resulting derivative liability being recognized at the issuance date amounting to $1,510,187 with a corresponding charge to debt discount for the full amount of the notes amounting of $1,186,250 and the balance of $445,815 to derivative expense.

On September 30, 2015, the derivative instruments were revalued to $2,811,484 resulting in a loss on the change in value of $1,488,531 and a corresponding increase in derivative liability. As a result of amendments of certain convertible loans on September 3, 2015 as discussed in Note 3, the conversion terms were modified and as a result the Company recorded a reduction to the derivative liability amounting to $309,111. Also on September 30, 2015, the Company amortized $512,089 in debt discount resulting in a net discount balance of $365,049 for these derivative instruments.

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

The table below sets forth our revenue based on our business segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Social Networks	$694,649	$127,845	$1,756,011	$191,748
Business Services	606,897	226,058	1,583,946	427,286
Funding	87,529	—	118,516	—
	$1,389,075	$353,903	$3,458,473	$619,034

For the three and nine months ended September 30, 2015 and 2014, the Company generated revenues in the United States, Europe (excluding the U.K.) and the United Kingdom as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$93,734	$93,388	$147,261	$160,165
Europe	642,494	60,543	1,605,730	60,543
United Kingdom	652,847	199,972	1,705,482	398,326
	$1,389,075	$353,903	$3,458,473	$619,034

As of September 30, 2015 and December 31, 2014, the Company has assets in the U.S., Europe and the U.K.:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Total assets in the U.S.	$3,770,434	$2,129,289
Total assets in Europe	13,526,674	13,033,559
Total assets in the U.K.	13,019,767	12,259,732
Total assets	$30,316,875	$27,422,580

As of September 30, 2015 and December 31, 2014, the Company has liabilities in the U.S., Europe and the U.K.:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Total liabilities in the U.S.	$6,779,935	$5,764,898
Total liabilities in Europe	4,011,911	2,204,411
Total liabilities in the U.K.	2,040,693	1,055,653
Total liabilities	$12,832,539	$9,024,962

Note 8 – Related Parties and Related Party Transactions

Accounts Payable – Related Party

As of September 30, 2015, two of our executive officers, Adriaan Reinders, and Marion Freijsen had unreimbursed expenses, unpaid board fees and salaries of $114,936 and $100,465, respectively. The remaining balance of the Accounts Payable Related Party of $672,278 represents amounts primarily due to our board of directors for board meeting fees, out of pocket expenses and consulting fees and accrued salaries for our executive board members.

Notes Payable – Related Parties

A summary of activity for notes payable – related parties for the nine months ended September 30, 2015 are set forth below:

During the nine months ended September 30, 2015, the Company assigned related party debt to an unrelated third party amounting to $32,458 and converted $7,300. In addition the Company incurred an additional $50,000 related to a default provision which resulted in the balance of $231,081 as of September 30, 2015.

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

Common Stock

During the nine months ended September 30, 2015, we had the following issuances of common stock:

In April 2015, the Company sold to an accredited investor 13,333 common shares and 3,333 warrants for cash for a total consideration of $100,000. These warrants have a strike price of $15.00 per share and a cashless exercise provision for a period of three (3) years from closing. In the event Company shall reach a minimum total market capitalization of $100,000,000 on a major U.S. stock exchange, and maintain such minimum for five (5) consecutive trading days, then the investor shall also receive a grant of 1,667 additional common shares.

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

In addition, the Company had the following transactions related to common stock:

-	the Company issued 24,981 shares of common stock for cash proceeds of $158,075.

-	the Company issued 178,804 shares of common stock to convert $867,384 of convertible debt.

-	the Company issued 71,850 shares of common stock to convert payables valued at $547,778.

-	the Company issued 20,033 shares of common stock to convert liabilities valued at $973,325.

-	the Company issued 202,262 shares of common stock for services with a fair value of $1,556,678.

-	the Company issued 357,143 shares of common stock related to the acquisition of RocketHub valued at $1,714,286.

-	the Company issued 1,667 shares of common stock for cash proceeds of $14,060 from the exercise of warrants.

-	the Company issued 196,000 shares of common stock valued at $196,000 related to the exercise of cashless warrants.

-	the Company issued 93,756 shares of common stock to convert related party payables valued of $703,167.

Stock Options

During the nine months ended September 30, 2015, the Company recognized $11,920 of stock option expense related to options granted in prior periods. As of September 30, 2015, there are 63,792 options outstanding with a weighted average exercise price of $34.41 and an expected life of one (1) year.

Warrants

During the nine months ended September 30, 2015, the Company issued 2,135,214 warrants with a weighted average price of $4.42. During the nine months ended September 30, 2015, 196,000 warrants were exercised with a weighted average price of $0.10 and 100,000 warrants expired with a weighted average price of $9.00.

As of September 30, 2015 there were 1,939,214 warrants outstanding with a weighted average price of $4.85. The grant date fair value of the warrants was determined to be $5,860,746. During the nine months ended September 30, 2015, total warrant expense recognized amounted to $1,062,107

Note 10 – Subsequent Events

During October 2015, the Company received the balance of the Increasive note payable of $200,000. In addition, the Company issued 1,667 shares of common stock to a member of the board of directors for joining the board, and issued 8,929 shares of common stock for $25,000 in proceeds from one individual.

On November 13, 2015, the Company issued a 10% OID convertible promissory note amounting to $110,000 with JDF Capital Inc. The note is subject to annual interest of 0% if repaid within ninety days (90) after that period of time the rate changes to 10%, and has a term of one (1) year. This note is convertible at any time on or after the issuance date at the option of the holder at a conversion price  the lower of (i) 60% of the lowest reported sale price of the common stock for the 25 trading days immediately prior to the issuance date or (ii) 60% of the lowest reported sale price for the 25 days prior to the voluntary conversion date, which method of calculation shall be chosen in the sole discretion of the Holder; provided, however, that the conversion price will not be lower than $0.001. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. In addition the Company issued to JD Capital Inc. 25,000 shares of its $0.001 common stock as additional consideration for the purchase of the note by the investor.

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

Overview

Our mission is to assist entrepreneurs in building and growing their businesses. We believe we are the only global company that combines a comprehensive online and in-person social network with business services and funding focused exclusively on the entrepreneurial community. Operating through our wholly-owned subsidiaries, we provide our more than 2.0 million members with social networking opportunities, business services including education and mentoring, and funding including educational tools and opportunities such as donation-based crowdfunding. Coupled with members in every country of the world (196 countries) participating in 240 industry groups, we have created a global, resource-rich ecosystem for entrepreneurs and small businesses that serves as a source of inspiration and ideas and provides essential services to foster business growth.

Historically, our operating expenses have exceeded our revenues. For our fiscal years ended December 31, 2014 and 2013, we have incurred net losses of $28,264,566 and $5,947,079, respectively and for the nine months ended September 30, 2015 and 2014, the Company incurred net losses of $10,640,063 and $9,120,554, respectively. Our operating expenses consisted primarily of the following:

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

During the three and nine months ended September 30, 2015 and 2014, the Company generated revenue primarily from sales of the following services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Social Networks	$694,649	$127,845	$1,756,011	$191,748
Business Services	606,897	226,058	1,583,946	427,286
Funding	87,529	—	118,516	—
	$1,389,075	$353,903	$3,458,473	$619,034

During the three and nine months ended September 30, 2015 we made significant progress in several critical areas which we believe will help us drive future company growth.

In our Social Networks business segment, our multiple social networking products (EFactor and ELEQT) were restructured with a focus on operational efficiencies, and we were able to both lower costs and increase our year-over-year revenues. Our combined Social Networks business segment increased revenue by approximately 443% to $694,649 for the three months ended September 30, 2015 compared to $127,845 in same period in 2014 and increased by approximately 816% to $1,756,011 for the nine months ended September 30, 2015 compared to $191,748 in same period in 2014. We have seen many advertisers purchase advertising campaigns in the first quarter across the social networks division.

On the event side of our business, in the first nine months of 2015 we created and monetized 100 member networking events, seminars and webinars several times more than in the same period last year. These events took place in Europe, North America, South America and Asia, in turn growing our international engagement, client and membership base. three times more than in the same period last year

In addition, our proprietary EScore benchmarking tool continues to play an important role in guiding our members through valuable small business growth opportunities, and also in aiding in the qualitative ranking of a member’s business attractiveness. With the help of FreedomLab, with whom we have a three year partnership, we will deliver a revised beta version of EScore by the end of 2015. We believe the new version will become a key area of member interactivity, increased revenue opportunities and member guidance towards running a successful business.

Our Business Services segment grew revenue approximately 268% to $606,897 for the three months ended September 30, 2015 compared to the same period in 2014 and grew approximately 370% to $1,583,946 for the nine months ended September 30, 2015 compared to the same period in 2014. We benefited from members in our social networks purchasing products or services from other companies in the EFactor Group, such as Member Digital, which has seen a 172% increase in new clients acquisition to its SubHub platform via co-marketing with both EFactor.com and ELEQT.com compared to the same period last year.

Our U.K. training subsidiary grew enrollments and education service offerings, lifting both our customer levels and margins. There were approximately 120 learners in the program as of September 30, 2015, an increase of approximately 41% from approximately 85 learners as of March 31, 2015.

We believe that the ongoing leveraging of our connected product offerings, strong client relationships, growing international market presence, and skills and assets present within our group will lead to continued growth and significant revenue opportunities as well as member audience growth, and ultimately most importantly: a unique value proposition for entrepreneurs.

Social Networks Revenue

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

Business Services Revenue

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

Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets. During the period ended September 30, 2015 the Company recorded an impairment of goodwill in the amount of $422,369.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Our revenue for the three months ended September 30, 2015 was $1,389,075 compared to $353,903 for the three months ended September 30, 2014. The revenue for the three months ended September 30, 2015 consisted of $694,649 from our social networks division, $606,897 from our business services division, and $87,529 from our funding division. All of our revenue was derived from member payments, event fees, annual event packages, public relations and advertising revenue along with advisory fees, sponsorships and revenue shares with strategic partners. The increase in revenue was primarily due to the acquisitions of MCC, HT Skills, Member Digital, GroupCard, ELEQT and Robson Dowry.

The table below sets forth the amount and type of revenues we recognized for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
Social Networks	$694,649	$127,845
Business Services	606,897	226,058
Funding	87,529	—
	$1,389,075	$353,903

Nonmonetary transactions

Based on guidance provided in accordance with ASC No. 845 Nonmonetary Transactions (“ASC 845”), barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. The fair value of the product and services received during the three months ended September 30, 2015 was $246,892.

Operating Expenses

Our operating expenses decreased by $131,469 to $3,655,293 for the three months ended September 30, 2015, from $3,786,762 for the three months ended September 30, 2014. This decrease was primarily due to the decrease in cost of revenue of $32,922 and a decrease in general and administrative costs of $926,548. These decreases were partially offset by increases in sales and marketing of $364,029, an increase in depreciation and amortization of $41,603, and an increase in impairment of goodwill of $422,369.

Interest Expense

Our interest expense increased to $924,090 for the three months ended September 30, 2015, compared to $289,134 for the three months ended September 30, 2014. In the three months ended September 30, 2015 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of approximately $896,976 for the amortization of debt discount and share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to raising further capital and increasing revenues over the course of the next 18 months.

Net Loss

Net loss decreased by $891,400 to $2,830,593 for the three months ended September 30, 2015 from $3,721,993 for the three months ended September 30, 2014. The decrease in net loss compared to the prior year period is primarily a result of an increase in revenue of $1,035,172 and a decrease in operating expenses of $131,469 offset by the increase in interest expense of $634,956, the change in fair value of derivative liabilities of $1,120,610, an increase in amortization of warrants of $773,038, and an increase in other income of $12,143.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Our revenue for the nine months ended September 30, 2015 was $3,458,473 compared to $619,034 for the nine months ended September 30, 2014. The revenue for the nine months ended September 30, 2015 consisted of $1,756,011 from our social networks division, $1,583,946 from our business services division, and $118,516 from our funding division. All of our revenue was derived from member payments, event fees, annual event packages, mentoring fees, public relations revenue along with advisory fees, sponsorships and revenue shares with strategic partners. The increase in revenue was primarily due to having a full year of revenue from MCC and the acquisitions of HT Skills, Member Digital, GroupCard, ELEQT and Robson Dowry.

The table below sets forth the amount and type of revenues we recognized for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Social Networks	$1,756,011	$191,748
Business Services	1,583,946	427,286
Funding	118,516	—
	$3,458,473	$619,034

Nonmonetary transactions

Based on guidance provided in accordance with ASC No. 845 Nonmonetary Transactions (“ASC 845”), barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. The fair value of the product and services received during the nine months ended September 30, 2015 was $426,217.

Operating Expenses

Our operating expenses increased by $2,215,717 to $9,516,805 for the nine month period ended September 30, 2015, from $7,301,088 for the nine month period ended September 30, 2014. This increase was primarily due to the increase in cost of revenue of $314,159, an increase in sales and marketing of $608,163, an increase in general and administrative costs of $781,038, an increase in depreciation and amortization of $122,766, and an increase in impairment of goodwill of $422,369. These increases were partially offset by a decrease in loss on forgiveness of liabilities of $32,778.

Interest Expense

Our interest expense decreased by $122,922 to $1,629,361 for the nine month period ended September 30, 2015, compared to $1,752,283 for the nine month period ended September 30, 2014. In the nine month period ended September 30, 2015 our interest expenses included interest on notes payable we issued to meet our capital and operating requirements along with the amortization of $1,317,650 for the amortization of debt discount and $101,897 for share issuance costs relating to shares issued in connection with certain of our notes payable as part of the consideration provided to lenders for such loans. These notes will be converted to equity where possible and/or will be repaid. We believe we will repay or convert into common stock all outstanding notes subject to raising further capital and increasing revenues over the course of the next 18 months.

Net Loss

Our net loss increased by $1,601,213 to $10,661,619 for the nine month period ended September 30, 2015 from $9,060,406 for the nine months ended September 30, 2014. The increase in net loss compared to the prior year period is primarily a result of an increase in revenue of $2,839,439 offset by the increase in operating expenses of $2,215,717, an increase in the loss on change in fair value of derivative liability of $1,488,531, and an increase in amortization of warrants of $1,062,107. These increases are partially offset by a decrease in interest expense of $122,922, in loss on conversion of debt of $49,926, a decrease in derivative loss of $130,328, and an increase in other income of $22,527. As we grow, we need to continue to attract top-notch personnel. This increases our payroll costs to compensate for these additional employees. The use of our stock as compensation has helped reduce the demand for cash to secure the employment of key personnel, which increases our operating expenses and consequently our net loss.

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2015 because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2015 was $196,431; however, approximately $110,154 of these funds are held in trust for our funding operations clients i.e. crowd funding investors and our monthly cash flow burn rate, that now includes the operations of our numerous recent acquisitions, has increased to approximately $250,000, excluding professional fees and consultants on an as needed basis. The Company has engaged the service of an investment banking firm to assist in the company’s core business infrastructure development in which a portion of the proceeds will address these operational items.   Historically we have satisfied our short-term cash needs through proceeds from the sales of our securities and/or issuance of promissory notes. We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. (See “Cash Requirements” below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements for the nine months ended September 30, 2015 and twelve months ended December 31, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Cash Requirements

We had cash available of approximately $196,431 as of September 30, 2015. Based on our revenues, cash on hand and current monthly burn rate of around $250,000, excluding professional fees and consultants on an as -needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

On June 7, 2013, we entered into a revolving line of credit (the “Line of Credit”) with an accredited investor for an amount of up to $750,000. Under the terms of the Line of Credit, the lender agreed to advance to us for a period of 24 months ending on July 7, 2015 such amounts as we may request up to $750,000. All sums advanced bear interest from the date each advance is made until paid-in-full at a rate of 15% per annum. Each advance was due and payable in full 12 months following the day each advance was made. In addition, should we consummate a capital raise, that when aggregated with any preceding capital raise results in $10 million of gross proceeds (excluding amounts advanced under the Line of Credit) (the “Capital Raise”), all amounts due and payable under the Line of Credit will become due and payable 14 days after the consummation of such Capital Raise. A portion of the net proceeds from this offering will be used to repay the Line of Credit. As of September 30, 2015, we have issued 118,750 shares of common stock based on the current advances. The number of shares issued in connection with the Line of Credit will be pro-rated according to the amount of the advance. In connection with the Line of Credit, we entered into a security agreement (the “Security Agreement”) with the lender, whereby we granted to the lender, as collateral for our obligations under the Line of Credit. As of September 30, 2015, we had received advances under the Line of Credit totaling $360,000. As of September 30, 2015, this line of credit has expired.

The Company has been able to satisfy short term needs through the sale of securities to individual accredited investors, over the past year. Even though management has had success in the past in generating funds from these sundry sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

Cash Flows from Operating Activities

Net cash used in operating activities of $3,171,330 for the nine months ended September 30, 2015, as compared to $1,697,655 in cash used in operations for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, the net cash used consisted primarily of the net loss of $10,661,619 offset by non-cash expenses of approximately $6,421,660 consisting of depreciation and amortization of $298,491, stock and option expense of $1,554,800, amortization of debt discount of $1,317,650, amortization of finance costs of $101,897, loss on derivative valuation of $1,488,531, derivative related interest expense of $445,815, impairment of goodwill of 422,369, and warrant expense of $1,062,107. Additionally, changes in assets and liabilities consisted of increases in accounts receivable of $221,115, other current assets of $204,289, unbilled revenue of $290,502, bank loans of $78,518, accounts payable of $145,236, accounts payable – related party of $913,668, deferred revenue of $74,108, accrued expenses of $364,303, and deferred rent of $7,647. These increases are offset by a decrease in funds held in trust of $68,936.

Cash Flows from Investing Activities

Net cash used in investing activities of $24,910 for the nine months ended September 30, 2015, as compared to $151,255 in cash used in investing activities for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 the net cash provided by investing activities related to cash acquired from acquisition of $169,588 offset by $194,498 in cash paid for expenditures associated with building our website and increasing the infrastructure and architecture needed to support the growth in the member base along with migrating our range of servers to a more robust environment.

Cash Flows from Financing Activities

Net cash provided by financing activities of $3,259,237 for the nine months ended September 30, 2015, as compared to $1,931,913 in cash provided by financing activities for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the financing activities consisted primary of $2,263,314 in proceeds from borrowings, $1,008,075 in proceeds from the issuance of shares and proceeds from the exercise of warrants of $14,060, offset by repayment of notes payable of $26,212. For the nine months ended September 30, 2014, our financing activities consisted of $1,523,967 in proceeds from borrowings, $478,520 in proceeds from the issuance of stock, offset by the repayment of notes payable of $70,574.

Capital Expenditures

We had cash used in investing activities which included our capital expenditure program of $194,498 for the nine months ended September 30, 2015, as compared to $164,020 for the nine months ended September 30, 2014. In the twelve months ended December 31, 2014, the net cash used in investing activities related to expenditures associated with building our website and increasing the infrastructure and architecture needed to support the growth in our member base.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended September 30, 2015, we issued an aggregate of 291,654 shares of common stock as follows: (i) 8,929 shares of common stock were issued to an individual for approximately $25,000 in cash, (ii) 196,000 shares of common stock valued at $196,000 were issued in connection with the conversion of a warrant, (iii) 68,954 shares of common stock valued at approximately $151,284 were issued in connection with a conversion of debt, (iv) 17,771 shares of common stock valued at approximately $186,186 were issued for professional services. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations or were issued in a private transaction.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of EFactor Group Corp., filed with the Secretary of State of the State of Nevada on July 14, 2015 (1)

3.2	Amendment to the Bylaws, effective August 7, 2015 (2)

10.1	Unsecured Loan Agreement between the Company and Increasive Ventures BV, dated July 31, 2015. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Furnished herewith.

(1)	Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K, filed on July 16, 2015.
(2)	Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K, filed on August 11, 2015.
(3)	Incorporated by reference to Exhibit 4.1 in our Current Report on Form 8-K, filed on August 26, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFactor Group Corp.

Dated: November 18, 2015		/s/ Adriaan Reinders
	By:	Adriaan Reinders
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2015		/s/ Mark V. Noffke
	By:	Mark V. Noffke
	Its:	Chief Financial Officer (Principal Financial Officer)

